Form 10-Q
period 2002-06-30
TSI TELECOMMUNICATION HOLDINGS LLC
filed 2002-08-14
CIK 1172638

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___
                       COMMISSION FILE NUMBER 333-88168-01
                                              333-88168

                       TSI TELECOMMUNICATION HOLDINGS, LLC
                       TSI TELECOMMUNICATION SERVICES INC.

             (Exact name of registrant as specified in its charter)

                               Delaware 30-0041664
                               Delaware 06-1262301

         (State or other jurisdiction of incorporation or organization)
                      (I.R.S. Employer Identification No.)

                        201 N. Franklin Street, Suite 700
                                 Tampa, Fl 33602
                     (Address of principal executive office)
                                   (Zip code)

                                 (813) 273-3000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ]   No [X]

The registrant's Registration Statement No. 333-88168 was declared effective on May 24, 2002, and the registrant became subject to the filing requirements of
Section 13 or 15(d) of the Securities and Exchange Act of 1934 on that date. Since May 24, 2002, the registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934.

As of August 12, 2002, there were 2,000 shares of TSI Telecommunication Services Inc.'s no par value common stock outstanding, which are owned of record by TSI Telecommunication Holdings, Inc., which are owned by TSI Telecommunication Holdings, LLC.

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
                                                                                         Page
ITEM 1:  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30,       3
         2002 (unaudited)
         Condensed Consolidated Statements of Income for the three months and six         4
         months ended June 30, 2001 (unaudited), the three months ended June 30,
         2002 (unaudited), the period from January 1, 2002 to February 13, 2002
         (unaudited) and the period from February 14, 2002 to June 30, 2002
         (unaudited)
         Condensed Consolidated Statements of Cash Flows for the six months ended         5
         June 30, 2001 (unaudited), the period from January 1, 2002 to February 13,
         2002 (unaudited) and the period from February 14, 2002 to June 30, 2002
         (unaudited)
         Notes to Condensed Consolidated Financial Statements-- June 30, 2002             6
         (unaudited)

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of       17
         Operations

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk                       25

PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                                26
ITEM 2:  Changes in Securities and Use of Proceeds                                        26
ITEM 3:  Defaults Upon Senior Securities                                                  26
ITEM 4:  Submission of Matters to a Vote of Security Holders                              26
ITEM 5:  Other Information                                                                26
ITEM 6:  Exhibits and Reports on Form 8-K                                                 26

SIGNATURES                                                                                30

Exhibit Index                                                                             E-1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

               TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                    Successor
                                                                               Predecessor          June 30,
                                                                               December 31,           2002
                                                                                  2001             (unaudited)
                                                                               ------------       -------------
Assets
------
Current assets:
  Cash                                                                          $     284           $  28,189
  Accounts receivable, net of allowances of $3,565 and $3,415                      58,922              62,766
  Accounts receivable - affiliates                                                 19,495                --
  Notes receivable - affiliate                                                     98,912                --
  Inventories                                                                          99                   4
  Deferred tax assets                                                               7,122                --
  Prepaid and other current assets                                                  1,386               2,298
                                                                                ---------           ---------
Total current assets                                                              186,220              93,257
Property and equipment, net                                                        23,656              32,252
Capitalized software, net of accumulated amortization of $46,083 and
  $9,835                                                                            7,703              76,081
Deferred finance costs, net                                                          --                17,835
Goodwill                                                                             --               331,142
Identifiable intangibles, net                                                        --               280,008
Deferred taxes and other                                                           34,234                --
                                                                                ---------           ---------
Total assets                                                                    $ 251,813           $ 830,575
                                                                                =========           =========

Liabilities and shareholder's/unitholders' equity
-------------------------------------------------
Current liabilities:
  Accounts payable                                                              $  10,989           $  12,346
  Accounts payable - affiliates                                                     3,923                --
  Accrued payroll and related benefits                                             15,126               8,211
  Customer advances                                                                 1,179                 669
  Deferred revenue - affiliates and other                                           3,153               2,472
  Other accrued liabilities                                                        45,186              26,906
  Current portion of Term Note B, net of discount                                    --                20,258
                                                                                ---------           ---------
Total current liabilities                                                          79,556              70,862
                                                                                ---------           ---------
Long-term liabilities:
  Class B Preferred Unit Dividends payable                                           --                 9,605
  Pension and other employee benefit obligations                                   18,301                --
  Other liabilities                                                                   852               2,300
  Subordinated Notes, net of discount                                                --               239,863
  Term Note B, net of discount                                                       --               256,641
                                                                                ---------           ---------
Total Long-Term Liabilities                                                        19,153             508,409

Shareholder's/unitholders' equity
---------------------------------
Class A Preferred Units-an unlimited number authorized, none issued or
  or outstanding                                                                     --                  --
Class B Preferred Units-an unlimited number authorized, 252,367.50
  units issued and outstanding at June 30, 2002                                      --               251,304
Common Units-an unlimited number authorized, 89,099,099 units issued
  and outstanding at June 30, 2002                                                   --                  --
Common Stock, no par value; 2,000 shares authorized, issued and
  outstanding at December 31, 2001                                                      1                --
Additional paid-in capital                                                        100,903                --
Retained earnings                                                                  52,546                --
Accumulated other comprehensive loss                                                 (346)               --
                                                                                ---------           ---------
Total shareholder's/unitholders' equity                                           153,104             251,304
                                                                                ---------           ---------
Total liabilities and shareholder's/unitholders' equity                         $ 251,813           $ 830,575
                                                                                =========           =========

            See Notes to Condensed Consolidated Financial Statements

               TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                           Predecessor     Predecessor    Predecessor    Successor      Successor
                                           Three Months    Six Months     Period from   Three Months    Period from
                                              Ended           Ended       January 1 to      Ended      February 14 to
                                             June 30,        June 30,     February 13,     June 30,       June 30,
                                               2001            2001          2002           2002           2002
                                           ------------    -----------    ------------  ------------   --------------
Revenues                                     $  88,198      $ 170,818      $  39,996      $  87,511      $ 130,431
                                             ---------      ---------      ---------      ---------      ---------

Costs and expenses:
  Cost of operations                            40,432         79,213         20,655         40,553         59,169
  Sales and marketing                            5,942         11,423          2,614          6,087          9,222
  General and administrative                    11,222         22,766          4,341         10,221         16,547
  Depreciation and amortization                  3,348          6,572          1,464          9,165         13,672
                                             ---------      ---------      ---------      ---------      ---------
                                                60,944        119,974         29,074         66,026         98,610
                                             ---------      ---------      ---------      ---------      ---------

Operating income                                27,254         50,844         10,922         21,485         31,821
Other income (expense), net:
  Interest income                                  759          1,629            432            411            551
  Interest expense                                --             --             --          (15,264)       (23,191)
  Other, net                                        (1)            (3)           (19)            (9)            (5)
                                             ---------      ---------      ---------      ---------      ---------
                                                   758          1,626            413        (14,862)       (22,645)
                                             ---------      ---------      ---------      ---------      ---------

Income before provision for income taxes        28,012         52,470         11,335          6,623          9,176
Provision for income taxes                      10,688         20,228          4,418          2,602          3,601

Net income                                      17,324         32,242          6,917          4,021          5,575
Preferred unit dividends                          --             --             --           (6,450)        (9,605)
                                             ---------      ---------      ---------      ---------      ---------

Net income (loss) attributable to common
  stockholder/unitholders                    $  17,324      $  32,242      $   6,917      $  (2,429)     $  (4,030)
                                             =========      =========      =========      =========      =========

            See Notes to Condensed Consolidated Financial Statements

               TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        Predecessor             Successor
                                                                               Period from
                                                   Six Months   Period from    February 14
                                                     Ended      January 1 to       to
                                                   June 30,     February 13,     June 30,
                                                     2001           2002          2002
                                                   ----------   ------------  -----------
Cash flows from operating activities
Net Income                                          $ 32,242      $  6,917      $  5,575
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      6,572         1,464        17,436
    Provision for uncollectible accounts               1,108         1,340           323
    Deferred income tax benefit                         (669)         (586)        2,300
    Pension and other employee retirement
      benefits                                         1,395           546          --
    Changes in current assets and liabilities:
       Accounts receivable                            10,933        15,084        (1,181)
       Other current assets                             (845)       (1,641)          824
       Accounts payable                               (5,107)        2,732         1,599
       Other current liabilities                        (177)      (24,671)        7,684
                                                    --------      --------      --------
Net cash provided by operating activities             45,452         1,185        34,560
                                                    --------      --------      --------
Cash flows from investing activities
Capital expenditures                                  (2,678)         (606)       (2,825)
(Increase) decrease in note
  receivable-affiliate                               (22,813)       35,387          --
                                                    --------      --------      --------
Net cash provided by (used in) investing
  activities                                         (25,491)       34,781        (2,825)
                                                    --------      --------      --------
Cash flows from financing activities
Dividends paid                                       (22,500)      (11,250)         --
Excess cash received at purchase date                   --            --           1,884
Retirement of short-term debt                           --            --         (30,430)
                                                    --------      --------      --------
   Net cash used in financing activities             (22,500)      (11,250)      (28,546)
                                                    --------      --------      --------

Net increase (decrease) in cash                       (2,539)       24,716         3,189
Cash at beginning of period                            2,584           284        25,000
                                                    --------      --------      --------
Cash at end of period                               $     45      $ 25,000      $ 28,189
                                                    ========      ========      ========
Supplemental cash flow information
Interest paid                                       $    860      $    315      $  6,435
Income taxes paid                                     20,142        22,554         1,605

            See Notes to Condensed Consolidated Financial Statements

                       TSI TELECOMMUNICATION HOLDINGS, LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)

1.       Basis of Presentation

         The accompanying condensed consolidated financial statements of TSI Telecommunication Holdings, LLC (the Ultimate Parent or TSI LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2002 to February 13, 2002 or the period from February 14, 2002 through June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The financial statements include the accounts of TSI LLC, TSI Telecommunication Holdings Inc. (TSI Inc.), TSI Telecommunication Services Inc.
(TSI), TSI Finance Company (TSI Finance), and TSI Networks Inc. (TSI Networks). All significant intercompany balances and transactions have been eliminated.

         On February 14, 2002, TSI Inc. acquired all of the outstanding stock of TSI from Verizon Information Services Inc, a subsidiary of Verizon Communications Inc. (collectively, Verizon). A majority of the common and preferred units issued by TSI LLC at the acquisition date and outstanding at June 30, 2002 are owned by certain funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment fund.

         The term "successor" refers to TSI Telecommunication Holdings, LLC and all of its subsidiaries, including TSI, following the acquisition of TSI on February 14, 2002. The term "predecessor" refers to TSI prior to being acquired by TSI Inc. on February 14, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements of the predecessor at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in TSI LLC's registration statement on Form S-4, number 333-88168-01, dated May 24, 2002.

2.       Summary of Significant Accounting Policies

Revenue Recognition

         We derive revenues from four primary categories: Technology Interoperability Services, Network Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

         o Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers' networks. We recognize revenues at the time the transactions are performed.

         o Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals and is recognized in the period when the service is rendered. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed.

         o Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. TSI provides turn-key software solutions for which it charges customers a software licensing fee. For turn-key software, we recognize revenue when accepted by the customer.

         o Other Outsourcing Services primarily generate revenue by charging per-minute-of use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer's expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general reserve for doubtful accounts by applying a percentage based on the aging category.

Long-lived assets

         We review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets' expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

Restructuring

         We have made estimates of the costs to be incurred as a part of our restructuring plan arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. These estimates include the amount of severance and other costs expected to be paid between April 2002 and the first quarter of 2003. We will review these estimates until fully paid.

Purchase Accounting

         We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally-generated information. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 addresses financial accounting and reporting for business combinations while FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 141 applies to all business combinations initiated after June 30, 2001, while FAS 142 is required to be applied in fiscal years beginning after December 15, 2001. The adoption of FAS 141 had a material impact on our financial statements. The adoption of FAS 142 is not expected to have a material impact on our financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs ("FAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our financial statements.

3.       Acquisition

         On February 14, 2002, TSI Inc. acquired TSI by merging its wholly-owned subsidiary, TSI Merger Sub, Inc., with and into TSI (the "acquisition"). Pursuant to the merger agreement, Verizon Information Services Inc. received merger consideration equal to $770.0 million in cash. Fees and expenses of approximately $37,300 were paid. A working capital adjustment of $1,400 was paid to Verizon in May 2002. TSI Inc. is a corporation formed by TSI LLC, which is owned by GTCR Fund VII, L.P., certain of its affiliates and co-investors, G. Edward Evans (TSI's chief executive officer) and certain other members of TSI's management. TSI is a leading provider of mission-critical transaction processing services to wireless telecommunications carriers throughout the world. As a result of the acquisition, the ultimate Parent expects to increase market share due to independence from Verizon.

                  The acquisition was funded as follows:

Equity contribution ................................................$255,335
Cash held by TSI ...................................................  25,000
Working capital adjustment paid in May 2002 ........................   1,400
Acquisition fees and expenses paid after closing using cash
   generated from operations .......................................   6,948
Senior credit facility
  Revolving credit facility ........................................   5,430
  Term loan, net of discount ....................................... 275,000
Senior Notes, net of discount ...................................... 239,570
                                                                    --------
                                                                    $808,683
                                                                    ========

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 14, 2002, the date of the acquisition. The determination of the fair value of assets and liabilities at the acquisition date as well as the identification of other intangible assets are continuing, and may ultimately change, but is not expected to be materially different.

                                                                 February 14,
                                                                    2002
                                                                 ------------
Cash and other current assets ................................... $  91,916
Property and equipment ..........................................    35,049
Intangible assets not subject to amortization--
  Trademarks ....................................................    51,700
Intangible assets subject to amortization--(19 year
 weighted-average useful life)
  Software (11 year weighted average useful life) ...............    78,532
  Contracts (4 year weighted-average useful life) ...............    17,400
  Customer Base (20 year weighted-average useful life) ..........   216,600
Deferred financing costs ........................................    19,269
Goodwill ........................................................   331,142
                                                                 ----------

Total assets acquired ...........................................   841,608
Current liabilities, excluding long-term debt ...................   (66,273)
Long-term debt ..................................................  (520,000)

Total liabilities assumed .......................................  (586,273)
                                                                 ----------

Net assets acquired .............................................$  255,335
                                                                 ==========

         The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and EITF 88-16, Basis in Leveraged Buyout Transactions.

         The purchase accounting adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as of February 14, 2002 and are reflected in all periods subsequent to February 13, 2002. The excess purchase price paid by the Parent over its preliminary estimates of the fair market value of the tangible assets and liabilities of TSI as of the date of the acquisition was approximately $331,142 and is reflected as Goodwill in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2002. The purchase price resulted in the recognition of goodwill due to additional value attributable to TSI's market share, customer relationships, enterprise product development capabilities and management team.

         In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill. Goodwill will not be amortized but is subject to an ongoing assessment for impairment. As a part of the transactions, TSI has elected for income tax purposes to treat the acquisition as an asset purchase resulting in a step-up in tax basis equal to the new book basis. As a result, all deferred taxes were eliminated in purchase accounting. Goodwill will be deductible for tax purposes over a 15-year period beginning February 14, 2002.

         The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of the period prior to acquisition. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

                                    Predecessor    Predecessor    Predecessor
                                    Three Months    Six Months    Period from
                                       Ended          Ended       January 1 to
                                      June 30,       June 30,     February 13,
                                        2001           2001         2002
                                    ------------   -----------    ------------
Revenues                              $88,198        $170,818       $39,996
Net Income                              4,566           6,539         1,133
Net Income (loss) attributable
   to common unitholders              $(1,743)        $(6,080)       $1,909

4.       Debt

         As a part of the financing of the acquisition described in Note 3 above, TSI entered into various debt agreements all of which are guaranteed by TSI LLC, TSI Inc., TSI Finance and TSI Networks. The following are the amounts outstanding at June 30, 2002:

$35,000 revolving line of credit, due December 2006, interest
  payable quarterly, principal payable upon maturity (a) ............ $   --

$293,300 term note due December 2006, interest payable
  quarterly, principal payable quarterly beginning September
  2002--net of discount of $16,434 (a) ..............................  276,899

$245,000 Senior Notes due February 2009, bearing interest at
  12.75%, interest payable semi-annually beginning August 2002, principal payable upon maturity--net of discount of $5,137 (b) ....  239,863
                                                                      --------

Total ...............................................................  516,762
  Less current portion ..............................................  (20,258)
                                                                      --------
Long-term debt ...................................................... $496,504
                                                                      ========

(a) The senior credit facility provides for aggregate borrowings by TSI of up to $328.3 million maturing December 2006 (with net proceeds to us on February 14, 2002 of up to $310.0 million) as follows:

         o a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $15.0 million. The outstanding balance of the revolving line of credit is $0 as of June 30, 2002; and

         o        a term loan B facility of $293.3 million in term loans.

                  The revolving line of credit and the term note each bear interest at variable rates, at TSI's option:

         o        a base rate generally defined as the sum of (ii) the higher of
                  (x) the prime rate (as quoted on the British Banking Association Telerate Page 5) and (y) the federal funds effective rate, plus one half percent (0.50%) per annum) and
                  (ii) an applicable margin (initially 3.50%); or

         o a LIBOR rate generally defined as the sum of (i) the rate at which eurodollar deposits for one, two, three or six months and, if available to the lenders under the applicable credit facility, nine or twelve months (as selected by TSI) are offered in the interbank eurodollar market and (ii) an applicable margin (initially 4.50%).

                  The term loan B facilities are subject to equal quarterly installments of principal beginning on September 30, 2002 as set forth in the table below:

         Year                                                  Term Loan B
         ----                                                  -----------

         2002* .............................................. $15.0 million
         2003 ...............................................  20.0 million
         2004 ...............................................  35.0 million
         2005 ...............................................  45.0 million
         2006 ............................................... 178.3 million
                                                             ---------------
              Total .........................................$293.3 million
                                                             ===============

* There will only be two quarterly principal payments in 2002, commencing on September 30, 2002.

                  Voluntary prepayments of principal outstanding under the revolving loans are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, TSI is required to prepay amounts outstanding under the senior credit facility in an amount equal to:

         o 100% of the net cash proceeds from any sale or issuance of equity by TSI LLC or any of its direct or indirect subsidiaries, subject to certain baskets and exceptions;

         o 100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt);

         o 100% of the net cash proceeds from any sale or other disposition by TSI LLC, or any of its direct or indirect subsidiaries of any assets, subject to certain reinvestment provisions and excluding certain dispositions in the ordinary course; and

         o        100% of excess cash flow for each fiscal year.

                  In addition, any prepayment of the term loan B facility (other than from excess cash flow) shall be accompanied by a prepayment premium equal to 2.00% of the principal amount of such prepayment (if such prepayment is made on or prior to the first anniversary of the closing date) and 1.00% of the principal amount of such prepayment (if such prepayment is made after the first anniversary of the closing date and through the second anniversary of the closing date).

                  TSI is required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the revolving credit facility, which is 0.50% per annum.

(b) The senior notes are general unsecured obligations of TSI, and are unconditionally guaranteed by TSI Inc. and TSI LLC, and each of the domestic subsidiaries of TSI. At any time prior to February 1, 2005, TSI may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings by TSI or a contribution to TSI's common equity capital made with the net cash proceeds of a concurrent equity offering by TSI Inc. or TSI LLC (but excluding any Excluded Capital Contribution, as defined, and any Reserved Contribution, as defined, provided that:

         o At least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) remains outstanding immediately after the occurrence of such redemption; and

         o The redemption occurs within 60 days of the date of the closing of such equity offering.

                  Except pursuant to the preceding paragraph, the notes will not be redeemable at TSI's option prior to February 1, 2006. After February 1, 2006, TSI may redeem all or a part of the notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount), set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on February 1 of the years indicated below:

         Year                                               Percentage
         ----                                               ----------

         2006 .............................................   106.375%
         2007 .............................................   103.188%
         2008 .............................................   100.000%

                  TSI is not required to make mandatory redemption or sinking fund payments with respect to the notes.

                  The notes contain various other provisions in the event of a change in control or asset sales, and they also contain certain covenants related to dividend payments, equity repurchases, debt repurchases, restrictions on investments, incurrence of indebtedness, issuance of preferred stock, sale and leaseback transactions, and require the maintenance of certain financial conditions related to leverage ratios.

5.       Commitments and Contingencies

         On February 14, 2002, TSI entered into several agreements to enable it to conduct its business on a stand-alone basis separate from Verizon, and for other business reasons.

Professional Services Agreement

         TSI has agreed to pay GTCR an annual fee of $500 for its ongoing services as a financial and management consultant to TSI.

Transition Services Agreement

         Verizon agreed to provide TSI with services for accounts payable, general ledger/SAP, employee health benefits/COBRA, and payroll services for a period of six months following February 14, 2002 for a total monthly fee of approximately $129. The transition services were completed as of June 30, 2002.

Distributed Processing Services Agreement

         Verizon has agreed to provide TSI with data center infrastructure and technical support services in support of TSI's distributed systems processing, including a data center network infrastructure, for a period of 18 months. TSI will pay both monthly labor fees (capped at approximately $241 per month) and maintenance fees (capped at $300 per month). If additional hardware, software or maintenance is added, Verizon will charge TSI additional amounts. Amounts incurred under these agreements total $2,453 and $1,640 from February 14, 2002 to June 30, 2002 and in the three months ended June 30, 2002, respectively.

Mainframe Computing Services Agreement

         Verizon has agreed to provide certain mainframe computing and help desk services to TSI, for a period of six months, beginning February 14, 2002. TSI pays Verizon a per service fee depending on the type of service provided. Therefore, monthly payments vary with usage. Typical services include CPU processing time, disk and tape storage, and tape mounts. There are no stated minimum fees. Amounts incurred under these agreements total $2,079 and $1,441 from February 14, 2002 to June 30, 2002 and in the three months ended June 30, 2002 respectively. This does not include $311 in costs incurred during the three months ended June 30, 2002 to transition TSI's data to a new service provider.

Aircraft Lease

         Effective March 1, 2002, TSI entered into an operating lease for the use of an executive aircraft. The lease is for seven years, ending March 1, 2009, and requires monthly payments of $57, plus actual expenses for maintenance, fuel and other usage related charges. TSI has an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650. TSI's CEO and one of his affiliates will be entitled to use the aircraft and an affiliate of the CEO will pay 25% of the monthly lease and other fixed costs for the aircraft and will reimburse TSI for all operating costs of the aircraft in connection with such use. Amounts incurred by TSI, net of estimated amounts due from TSI's CEO, totaled $410 and $273 in the period from February 14, 2002 to June 30, 2002 and in the three months ended June 30, 2002, respectively.

Oklahoma Office Lease

         On April 9, 2002, TSI entered into an operating lease for the use of office space in Oklahoma City, Oklahoma. The lease commences on August 1, 2002, has a term of six years ending July 31, 2007, and requires monthly payments of $9.

Revenue Guaranty Agreement

         Verizon has agreed through December 31, 2005 to make quarterly payments to TSI if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets. The payments due would be calculated as equal to 61.875% of the quarterly shortfall. No amount has been accrued for the period from February 14, 2002 to June 30, 2002.

6.       Unitholders' Interests

         The Ultimate Parent is organized as a limited liability company under the laws of Delaware.

         The ownership interests in TSI LLC consist of Class A Preferred Units, Class B Preferred Units and Common Units. Holders of the Class Preferred A Units and Class B Preferred Units have no voting rights except as required by law. The holders of the Common Units are entitled to one vote per unit on all matters to be voted upon by the unitholders of TSI LLC.

         The Class A Preferred Units are entitled to a cumulative preferred yield of 10.0% per annum, compounded quarterly. Class A Preferred Units may be used as consideration for the repurchase by TSI LLC of Class B Preferred Units and Common Units held by members of our management team who cease to be employed by TSI LLC, TSI Inc. or their respective subsidiaries. At June 30, 2002, no Class A Preferred Units were outstanding.

         The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At June 30, 2002, there were 252,367.50 of Class B Preferred Units outstanding. For the period from February 14, 2002 to June 30, 2002, preferred dividends accrued totaled $9,605.

         The Common Units represent the common equity of TSI LLC. At June 30, 2002, there were 89,099,099 Common Units outstanding.

         Pursuant to the limited liability company agreement, distributions of property of TSI LLC shall be made in the following order:

         o First, holders of Class A Preferred Units, if any, will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

         o Second, holders of Class A Preferred Units, if any, will receive return of their invested capital;

         o Third, holders of Class B Preferred Units will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

         o Fourth, holders of Class B Preferred Units will receive return of their invested capital; and

         o Thereafter, holders of the Common Units will receive all remaining distributions.

         Under the purchase agreements entered into in connection with the acquisition, the GTCR investors and certain co-investors acquired a strip of Class B Preferred Units and Common Units and committed to purchase up to an additional $25 million of equity securities of TSI LLC. The investment of the additional $25 million is conditioned upon the GTCR investors and the board of managers of TSI LLC approving the terms of the investment and the proposed use of the proceeds from the investment, as well as the satisfaction of certain other conditions.

7.       Stock Options

         On May 16, 2002, TSI Inc.'s Board of Directors adopted a Founders' Stock Option Plan for non-employee directors, executives and other key employees of TSI Inc. In addition, the Board of Directors adopted a Directors' Stock Option Plan on August 2, 2002. The plans have a term of five years and provide for the granting of options to purchase shares of TSI Inc.'s non-voting common stock. As of June 30, 2002, there were 575,600 shares granted under the Founder's Stock Option Plan. As of June 30, 2002, no options were granted under the Directors' Stock Option Plan.

         Under the plans, the options have or will have an initial exercise price based on the fair market value of each share, as determined by the Board. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of TSI Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board reserved 1,000,000 shares of non-voting common stock, par value $.01 per share for issuance under the Founders' plan and 300,000 shares under the Directors' plan.

         All options to be issued under the plans shall be presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option will have exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options in the case of grants under the Founders' Stock Option Plan and under the Directors' Stock Option Plan. Vesting will vary by grant and will be indicated in the option agreement.

         TSI Inc. will account for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) will be provided and will be determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of SFAS 123.

8.       Restructuring

         As a part of the acquisition, TSI developed a restructuring plan to react to competitive pressures and increase operational efficiency. The plan includes the termination of approximately 78 employees in Tampa and Dallas, or 6% of TSI's workforce and the closure of the Dallas office. As a result, TSI accrued $3,333 of expenses in relation to this plan as of February 14, 2002 including $2,948 for severance related to the reduction in workforce and $385 for costs to relocate employees added as a part of the restructuring. All charges were recognized in the purchase accounting.

         TSI will continue to operate the Dallas office until September 30, 2002 when the lease expires. Until that time, TSI will continue to pay the salaries of the terminated employees as they have agreed to stay throughout the transition period and train employees that will be relocating to Tampa and those amounts will be expensed as incurred. After the date of notification to the employees on April 14, 2002, TSI sought no additional services from the severed Tampa employees. Those employees that were severed served across all functions.

         As of June 30, 2002, $772 of restructuring costs was paid with an accrual remaining of $2,561. TSI anticipates that all restructuring activities and payments will be complete by first quarter 2003.

9.       Supplemental Condensed Consolidated Financial Information

         TSI's payment obligations under the senior notes, described in Note 4 above, are guaranteed by the Ultimate Parent, TSI Inc., and all domestic subsidiaries of TSI including TSI Finance and TSI Networks (collectively, the Guarantors). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Ultimate Parent (parent only), TSI Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of the Ultimate Parent and the Parent using the equity method of accounting.

                           Consolidating Balance Sheet
                               As of June 30, 2002

                                                 TSI           TSI,
                                                 LLC           Inc.          TSI
                                             -----------   -----------   -----------
 Assets
 Current assets:
  Cash                                       $      --     $      --     $    28,180
  Accounts receivable, net of allowances            --            --          32,598
  Accounts receivable - affiliates                  --            --           3,557
  Notes receivable affiliate                        --            --            --
  Inventories                                       --            --               4
  Prepaid and other current assets                  --            --           2,298
                                             -----------   -----------   -----------
Total current assets                                --            --          66,637
Property and equipment, net                         --            --          17,522
Capitalized software, net of accumulated
  amortization                                      --            --          67,484
Deferred finance costs                              --            --          17,835
Goodwill                                            --            --         200,998
Identifiable intangibles                            --            --         150,713
Investment in subsidiary                         260,909       258,925       725,415
                                             -----------   -----------   -----------
  Total Assets                               $   260,909   $   258,925   $ 1,246,604
                                             ===========   ===========   ===========
Liabilities and s/unitholders' equity
Current liabilities:
  Accounts payable                           $      --     $      --     $    12,346
  Accounts payable - affiliates                     --            --            --
  Accrued payroll and related benefits              --            --           8,211
  Customer advances                                 --            --             669
  Deferred revenue - affiliates and other           --            --           2,472
  Other Accrued Liabilities                         --            --          46,639
  Current portion of term note B, net of
    discount                                        --            --          20,258
                                             -----------   -----------   -----------
Total current liabilities                           --            --          90,595
                                             -----------   -----------   -----------
Long-term liabilities:
  Class B Preferred Unit dividends payable         9,605        13,831          --
  Other liabilities                                 --            --           2,300
  Payable to affiliate                              --            --         401,985
  Subordinated Notes, net of discount               --            --         239,733
  Term Note B, net of discount-less
    current portion                                 --            --         256,771
                                             -----------   -----------   -----------
Total Long-Term Liabilities                        9,605        13,831       900,789

Unitholders' Equity
Class A Preferred Units                             --            --            --
Class B Preferred Units                          251,304          --
Common Units                                        --            --            --
Common Stock                                        --           4,614          --
Preferred Stock                                     --         240,480          --
Additional paid-in capital                          --            --         253,350
Retained Earnings                                   --            --           1,870
                                             -----------   -----------   -----------
  Total Unitholders' Equity                      251,304       245,094       255,220
                                             -----------   -----------   -----------
  Total Liabilities and Unitholders'
    Equity                                   $   260,909   $   258,925   $ 1,246,604
                                             ===========   ===========   ===========

(Table continues)

                                                  TSI           TSI
                                               Networks       Finance     Eliminations   Consolidated
                                              -----------   -----------   ------------   ------------
 Assets
 Current assets:
  Cash                                        $      --     $         9   $      --      $    28,189
  Accounts receivable, net of allowances           30,168          --            --           62,766
  Accounts receivable - affiliates                     98        19,733       (23,388)          --
  Notes receivable affiliate                        1,985       400,000      (401,985)          --
  Inventories                                        --            --            --                4
  Prepaid and other current assets                   --            --            --            2,298
                                              -----------   -----------   -----------    -----------
Total current assets                               32,251       419,742      (425,373)        93,257
Property and equipment, net                        14,730          --            --           32,252
Capitalized software, net of accumulated
  amortization                                      8,597          --            --           76,081
Deferred finance costs                               --            --            --           17,835
Goodwill                                          130,144          --            --          331,142
Identifiable intangibles                          129,295          --            --          280,008
Investment in subsidiary                             --            --      (1,245,249)          --
                                              -----------   -----------   -----------    -----------
  Total Assets                                $   315,017   $   419,742   $(1,670,622)   $   830,575
                                              ===========   ===========   ===========    ===========
Liabilities and s/unitholders' equity
Current liabilities:
  Accounts payable                            $      --     $      --     $      --      $    12,346
  Accounts payable - affiliates                    24,799          --         (24,799)          --
  Accrued payroll and related benefits               --            --            --            8,211
  Customer advances                                  --            --            --              669
  Deferred revenue - affiliates and other            --            --            --            2,472
  Other Accrued Liabilities                          --            --         (19,733)        26,906
  Current portion of term note B, net of
    discount                                         --            --            --           20,258
                                              -----------   -----------   -----------    -----------
Total current liabilities                          24,799          --         (44,532)        70,862
                                              -----------   -----------   -----------    -----------
Long-term liabilities:
  Class B Preferred Unit dividends payable          3,557          --         (17,388)         9,605
  Other liabilities                                  --            --            --            2,300
  Payable to affiliate                               --            --        (401,985)          --
  Subordinated Notes, net of discount                --            --            --          239,733
  Term Note B, net of discount-less
    current portion                                  --            --            --          256,771
                                              -----------   -----------   -----------    -----------
Total Long-Term Liabilities                         3,557          --        (419,373)       508,409

Unitholders' Equity
Class A Preferred Units                              --            --            --             --
Class B Preferred Units                                                                      251,304
Common Units                                         --            --            --             --
Common Stock                                        1,985          --          (6,599)          --
Preferred Stock                                      --            --        (240,480)          --
Additional paid-in capital                        284,520       400,025      (937,895)          --
Retained Earnings                                     156        19,717       (21,743)          --
                                              -----------   -----------   -----------    -----------
  Total Unitholders' Equity                       290,218       419,742    (1,206,717)       251,304
                                              -----------   -----------   -----------    -----------
  Total Liabilities and Unitholders'
    Equity                                    $   315,017   $   419,742   $(1,670,622)   $   830,575
                                              ===========   ===========   ===========    ===========

                        Consolidating Statement of Income
                    For the Three Months Ended June 30, 2002

                                                                          TSI        TSI
                                    TSI LLC      TSI Inc      TSI       Networks    Finance    Eliminations   Consolidated
                                    --------    ---------   --------    --------    -------    ------------   ------------
Revenues                            $   --      $   --      $ 64,578    $ 22,933    $   --        $   --        $ 87,511
                                    --------    --------    --------    --------    --------      --------      --------
Costs and expenses:
  Cost of operations                    --          --        28,081      12,472        --            --          40,553
  Sales and marketing                   --          --         5,005       1,082        --            --           6,087
  General and administrative            --          --         8,826       1,379          16          --          10,221
  Depreciation and amortization         --          --         7,148       2,017        --            --           9,165
                                    --------    --------    --------    --------    --------      --------      --------
                                        --          --        49,060      16,950          16          --          66,026
                                    --------    --------    --------    --------    --------      --------      --------

Operating income                        --          --        15,518       5,983         (16)         --          21,485

Other income (expense), net:
  Income from equity investment        4,169       4,021      16,141        --          --         (24,331)         --
  Interest income                       --          --           313          98      16,133       (16,133)          411
  Interest expense                      --          --       (31,397)       --          --          16,133       (15,264)
  Other, net                            --          --            (9)       --          --            --              (9)
                                    --------    --------    --------    --------    --------      --------      --------
                                       4,169       4,021     (14,952)         98      16,133       (24,331)      (14,862)
                                    --------    --------    --------    --------    --------      --------      --------

Income before provision for
  income taxes                         4,169       4,021         566       6,081      16,117       (24,331)        6,623

Income tax expense                      --          --           234       2,368        --            --           2,602
                                    --------    --------    --------    --------    --------      --------      --------

Net income                             4,169       4,021         332       3,713      16,117       (24,331)        4,021

Preferred Dividends to Holders of
   Class B  Preferred Units            6,450      13,831        --         3,557        --         (17,388)        6,450
                                    --------    --------    --------    --------    --------      --------      --------
   Net income (loss) attributable
     to common unit holders         $ (2,281)   $ (9,810)   $    332    $    156    $ 16,117      $ (6,943)     $ (2,429)
                                    ========    ========    ========    ========    ========      ========      ========

                        Consolidating Statement of Income
                 Period from February 14, 2002 to June 30, 2002

                                                                               TSI         TSI
                                      TSI LLC      TSI Inc       TSI        Networks     Finance     Eliminations   Consolidated
                                     ---------    ---------    ---------    ---------   ---------    ------------   ------------
Revenues                             $    --      $    --      $ 107,498    $  22,933   $    --       $    --        $ 130,431
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
Costs and expenses:
  Cost of operations                      --           --         46,697       12,472        --            --           59,169
  Sales and marketing                     --           --          8,140        1,082        --            --            9,222
  General and administrative              --           --         15,152        1,379          16          --           16,547
  Depreciation and amortization           --           --         11,655        2,017        --            --           13,672
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
                                          --           --         81,644       16,950          16          --           98,610
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Operating income                          --           --         25,854        5,983         (16)         --           31,821

Other income (expense), net:
  Income from equity investment          5,723        5,575       19,725         --          --         (31,023)          --
  Interest income                         --           --            453           98      19,733       (19,733)           551
  Interest expense                        --           --        (42,924)        --          --          19,733        (23,191)
  Other, net                              --           --             (5)        --          --            --               (5)
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
                                         5,723        5,575      (22,751)          98      19,733       (31,023)       (22,645)
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Income before provision for income
  taxes                                  5,723        5,575        3,103        6,081      19,717       (31,023)         9,176

Income tax expense                        --           --          1,233        2,368        --            --            3,601
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Net income                               5,723        5,575        1,870        3,713      19,717       (31,023)         5,575

Preferred Dividends to Holders of
   Class B Preferred Units               9,605       13,831         --          3,557        --         (17,388)         9,605
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
   Net income (loss) attributable
     to common unit holders          $  (3,882)   $  (8,256)   $   1,870    $     156   $  19,717     $ (13,635)     $  (4,030)
                                     =========    =========    =========    =========   =========     =========      =========

                      Consolidating Statement of Cash Flows
                 Period from February 14, 2002 to June 30, 2002

                                                                             TSI          TSI
                                        TSI LLC     TSI Inc      TSI       Networks     Finance    Eliminations   Consolidated
                                       ---------   ---------   ---------   ---------   ---------   ------------   ------------
Cash flows from operating activities
Net income                             $   5,723   $   5,575   $   1,870   $   3,713   $  19,717    $ (31,023)      $   5,575
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization           --          --        15,610       1,826        --           --            17,436
    Provision for uncollectible
      accounts                              --          --           323        --          --           --               323
    Deferred income tax benefit             --          --         2,300        --          --           --             2,300
    Income from equity investment         (5,723)     (5,575)    (23,282)       --          --         34,580            --
    Changes in current assets and
      liabilities:
       Accounts receivable                  --          --        32,642     (30,266)    (19,733)      16,176          (1,181)
       Other current assets                 --          --           824        --          --           --               824
       Accounts payable                     --          --        (3,467)     24,799        --        (19,733)          1,599
       Other current liabilities            --          --         7,684        --          --           --             7,684
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Net cash provided by operating
  activities                                --          --        34,504          72         (16)        --            34,560
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Cash flows from investing activities
Capital expenditures                        --          --        (2,753)   (284,592)       --        284,520          (2,825)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Net cash provided by (used in)
  investing activities                      --          --        (2,753)   (284,592)       --        284,520          (2,825)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Cash flows from financing activities
Excess cash received at purchase
  date                                      --          --         1,859        --            25         --             1,884
Preferred stock issued                      --          --          --       284,520        --       (284,520)           --
Retirement of short-term debt               --          --       (30,430)       --          --           --           (30,430)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
   Net cash used in financing
     activities                             --          --       (28,571)    284,520          25     (284,520)        (28,546)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Net increase (decrease) in cash             --          --         3,180        --             9         --             3,189
Cash at beginning of period                 --          --        25,000        --          --           --            25,000
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Cash at end of period                  $    --     $    --     $  28,180   $    --     $       9    $    --         $  28,189
                                       =========   =========   =========   =========   =========    =========       =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On February 14, 2002, TSI Telecommunication Holdings, Inc. acquired TSI Telecommunication Services Inc. by merging its wholly-owned subsidiary, TSI Merger Sub, Inc., with and into TSI Telecommunication Services Inc. TSI Telecommunication Holdings, Inc. is wholly-owned by TSI Telecommunication Holdings, LLC. TSI Telecommunication Holdings, LLC and TSI Telecommunication Holdings, Inc. have no operations other than their ownership of their direct and indirect subsidiaries. See TSI LLC's registration statement on Form S-4 dated May 24, 2002 for further details.

         As a result of applying the required purchase accounting rules, the financial statements of TSI Telecommunication Services Inc. are significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date. The term "successor" refers to TSI Telecommunications Holdings, LLC and all of its subsidiaries, including TSI Telecommunication Services Inc. following the acquisition on February 14, 2002. The term "predecessor" refers to TSI Telecommunication Services Inc. prior to being acquired by TSI Telecommunication Holdings, Inc.

         Prior to February 14, 2002, we operated as a subsidiary of Verizon, and did not operate as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

         The acquisition was accounted for using the purchase method of accounting. As a result, the acquisition will prospectively affect our results of operations in certain significant respects. The aggregate acquisition costs, including the transaction costs, of approximately $808.7 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon estimates of their respective fair values as of the acquisition date and will result in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings to finance the acquisition, our interest expense will also increase significantly in the periods following the acquisition. In addition, due to the effects of the dividend requirements of the Class B Preferred Units now outstanding, we will accrue preferred dividends and thus our net income attributable to common unitholders will be reduced. However, there will be no impact on future cash flow since these are pay-in-kind dividends.

Introduction

         We are a leading provider of mission-critical transaction-processing services to wireless telecommunication carriers throughout the world. Our services are categorized into the following four groups:

         o Technology Interoperability Services--We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Wholesale Rating Engine, Access Revenue Management and Message Management.

         o Network Services--We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry's standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and Caller ID. Our primary services in this group are INLink, Visibility, the SS7 Database Access services, Inpack, and CCNS.

         o Call Processing Services--We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers. Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

         o Other Outsourcing Services--We provide other value-added outsourcing services including: (i) a prepaid wireless solution that enables wireless carriers to offer prepaid wireless services with national roaming capabilities; (ii) a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and (iii) outsourced services that enhance carriers' ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are Prepaid Wireless, Fleet-On-Track and STREAMLINER.

Revenues

         Our revenues are primarily derived from the sale of our Technology Interoperability Services, Network Services and Call Processing Services to telecommunication providers throughout the world. To a lesser extent, we also generate revenues from Other Outsourcing Services. In order to encourage greater usage, we negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, we expect the average price per transaction for many of our products will decline as customers increasingly use our services.

         We believe there is minimal seasonality in our business. However, there is generally a slight increase in wireless roaming telephone usage traffic and corresponding revenues in the high-travel months of the second and third fiscal quarters.

         o Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These records are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers' networks. We recognize revenues at the time the transactions are performed.

         o Network Services primarily generate revenue by charging per-transaction processing fees, circuit fees and port fees. The monthly SS7 connection fee is based on the number of links as well as the number of switches to which a customer signals. The per-transaction fees are based on the number of subscriber events and database queries made through our network and are recognized as revenues at the time the transactions are performed.

         o Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. TSI also provides turn-key software solutions for which it charges customers a software licensing fee. For turn-key software, we recognize revenue when accepted by the customer.

         o Our Other Outsourcing Services primarily generate revenue by charging per-minute-of-use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

         The table below indicates the portion of our revenues attributable to Technology Interoperability Services, Network Services, Call Processing Services and Other Outsourcing Services in the periods indicated.

                                            Predecessor    Predecessor    Predecessor     Successor       Successor
                                           Three Months     Six Months    Period from    Three Months    Period from
                                               Ended          Ended        Jan 1 to         Ended         Feb 14 to
                                              June 30,       June 30,       Feb 13,         June 30,       June 30,
                                               2001           2001           2002             2002           2002
                                           ------------     ----------    -----------    ------------    -----------
             Technology Interoperability
                Services                    $  21,070       $  39,172      $   8,464       $  22,176      $   31,999
             Network Services                  40,491          76,695         22,691          46,851          70,427
             Call Processing Services          16,617          33,931          6,429          13,159          20,041
             Other Outsourcing Services        10,020          21,020          2,412           5,325           7,964
                                            ---------      ----------      ---------       ---------      ----------
             Total Revenues                 $  88,198      $  170,818      $  39,996       $  87,511      $  130,431
                                            =========      ==========      =========       =========      ==========

Costs and Expenses

         Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

         o Cost of operations includes processing costs, network costs, personnel costs associated with service implementation, training and customer care, and Off-Network Database Query Charges.

         o Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

         o General and administrative consists primarily of research and development expenses, a portion of the expenses associated with our facilities, internal management expenses, business development expenses, and expenses for finance, legal, human resources and other administrative departments. In addition, we incur significant service development costs. These costs, which are primarily personnel, relate to technology creation, enhancement and maintenance of new and existing services. Historically, most of these costs are expensed and recorded as general and administrative expenses. The capitalized portion, which is recorded as capitalized software costs, relates to costs incurred during the application development stage for the new service offerings and significant service enhancements.

         o Depreciation and amortization relates primarily to our property and equipment including SS7 network and our intangible assets including capitalized software and infrastructure facilities related to information management, research and development and customer care.

Critical Accounting Policies

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a continual basis, including those related to revenue recognition, allowance for doubtful accounts, property and equipment, and intangible assets. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

         The following table shows information derived from our consolidated statements of income expressed as a percentage of revenues for the periods presented.

                                         Predecessor    Predecessor     Predecessor      Successor      Successor       Combined
                                        Three Months     Six Months     Period from     Three Months   Period from     Six Months
                                            Ended          Ended         Jan 1 to          Ended        Feb 14 to         Ended
                                           June 30,       June 30,         Feb 13,        June 30,       June 30,         June 30,
                                            2001            2001            2002           2002            2002            2002
                                        ------------     ----------     -----------     ------------   -----------     ----------
 Revenues                                  100.0%          100.0%         100.0%           100.0%         100.0%         100.0%

 Costs and expenses:
   Cost of operations                       45.8            46.4           51.6             46.3           45.4           46.8
   Sales and marketing                       6.7             6.7            6.5              7.0            7.1            6.9
   General and administrative               12.7            13.3           10.9             11.7           12.7           12.3
   Depreciation and amortization             3.8             3.8            3.7             10.5           10.5            8.9
                                          ------          ------         ------           ------         ------         ------
 Total costs and expenses                   69.1            70.2           72.7             75.4           75.6           74.9

 Operating income                           30.9            29.8           27.3             24.6           24.4           25.1
 Other income (expense), net
   Interest income                           0.9             1.0            1.1              0.5            0.4            0.6
   Interest expense                          0.0             0.0            0.0           (17.4)         (17.8)         (13.6)
   Other, net                                0.0             0.0            0.0              0.0            0.0            0.0
                                          ------          ------         ------           ------         ------         ------
 Total other income (expense), net           0.9             1.0            1.0           (17.0)         (17.4)         (13.0)
                                          ------          ------         ------           ------         ------         ------

 Income before provision for income
   taxes                                    31.8            30.7           28.3              7.6            7.0           12.0
 Provision for income taxes                 12.1            11.8           11.0              3.0            2.8            4.7
                                          ------          ------         ------           ------         ------         ------

 Net income                                 19.6%           18.9%          17.3%             4.6%           4.3%           7.3%
                                          ======          ======         ======           ======         ======         ======


Comparison of three months and six months ended June 30, 2001, the three months ended June 30, 2002, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to June 30, 2002

         As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting. However, to aid in the comparison to the three months and six months ended June 30, 2001, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to June 30, 2002 and included explanations about the effects of purchase accounting. The full six months ended June 30, 2002 are referred to as "combined" herein.

         Total revenues decreased $0.7 million, or 0.8%, to $87.5 million for the three months ended June 30, 2002 from $88.2 million for the same period in 2001. Total combined revenues for the six months ended June 30, 2002 were $170.4 million, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to June 30, 2002. This represents a $0.4 million, or 0.2%, decrease from the $170.8 million for the six months ended June 30, 2001. Network Services and Technology Interoperability experienced increases in revenues for the 2002 periods compared to the 2001 period, partially offset by a decrease in Call Processing Services and Other Outsourcing Services revenues.

         Technology Interoperability Services revenues increased $1.1 million, or 5.3%, to $22.2 million for the three months ended June 30, 2002 from $21.1 million for the same period in 2001. Combined Technology Interoperability Services revenues were $40.5 million for the six months ended June 30, 2002, a $1.3 million, or 3.3%, increase over the comparable 2001 period of $39.2 million. The revenue growth was due to increased volumes across all of the products within this segment with the exception of Access, which was lower overall by 1.0% due to the loss of Cingular Wireless as a major customer in this product.

         Network Services revenues increased $6.4 million, or 15.7%, to $46.9 million for the three months ended June 30, 2002 from $40.5 million for the same period in 2001. Combined Network Services revenues were $93.1 million (including $37.4 million of Off-Network Database Query Fees) for the six months ended June 30, 2002, a $16.4 million or 21.4% increase over the comparable 2001 period of $76.7 million (including $29.8 million of Off-Network Database Query Fees). Our Visibility services experienced strong revenue growth as wireless carriers increasingly utilized this service to analyze network performance, monitor roaming traffic and troubleshoot customer care issues on a real-time basis. Visibility transaction volume increase was partially offset by decrease in average per-transaction pricing consistent with our pricing strategy of encouraging greater use of our services. In addition, we experienced significant growth in INLink revenues driven by increased customer connections, strong wireless subscriber roaming-related signaling activity and the growing trend among many telecommunication carriers to outsource all or a portion of their SS7 network, which was partially offset by a decrease in average per-transaction pricing consistent with our pricing strategy. Our intelligent network services revenues grew as carriers increasingly utilized our enhanced SS7-based call features and functionality, most notably Off-Network Database Queries.

         Call Processing Services revenues decreased $3.5 million, or 20.8%, to $13.2 million for the three months ended June 30, 2002 from $16.6 million for the same period in 2001. Combined Call Processing Services revenues were $26.5 million for the six months ended June 30, 2002, a $7.5 million, or 22.0%, decrease from the comparable 2001 period of $33.9 million. This decline is due to a lifecycle migration by carriers, who are moving off TSI's call processor to implement SS7 connections between their own markets and their roaming partners' markets.

         Other Outsourcing Services revenues decreased $4.7 million, or 46.9%, to $5.3 million for the three months ended June 30, 2002 from $10.0 million for the same period in 2001. Combined Other Outsourcing Services revenues were $10.4 million for the six months ended June 30, 2002, a $10.6 million, or 50.6%, decrease from the comparable 2001 period of $21.0 million. The revenue decline is primarily due to the transition of TSI's telematic services, which was developed exclusively as an interim solution for Verizon.

         Cost of operations increased $0.1 million, or 0.3%, to $40.6 million for the three months ended June 30, 2002 from $40.4 million for the same period in 2001. Cost of operations as a percentage of revenues were 46.3% for the three months ended June 30, 2002 up from 45.8% for the same period in 2001. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $59.1 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $79.8 million. This represents a $0.6 million increase, or 0.8%, over the $79.2 million for the six months ended June 30, 2001. Cost of operations as a percentage of revenues were 51.6% in the period from January 1, 2002 to February 13, 2002, and 45.4% in the period from February 14, 2002 to June 30, 2002 for a combined total of 46.8% in the six month period ended June 30, 2002, up from 46.4% in the six months ended June 30, 2001. This cost reduction is primarily due to reduced pricing for data processing services from a former affiliate as a result of the acquisition.

         Sales and marketing expenses increased $0.2 million, or 2.4%, to $6.1 million for the three months ended June 30, 2002 from $5.9 million for the same period in 2001. Sales and marketing expense as a percentage of revenues were 7.0% for the three months ended June 30, 2002 up from 6.7% for the same period in 2001. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $9.2 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $11.8 million. This represents a $0.4 million, or 3.6%, increase over the $11.4 million for the six months ended June 30, 2001. This increase is primarily due to higher headcount and employee-related expenses within the Sales organization for the second quarter of 2002. Sales and marketing expenses as a percentage of revenues were 6.5% in the period from January 1, 2002 to February 13, 2002, 7.1% in the period from February 14, 2002 to June 30, 2002 for a combined total of 6.9% in the period from January 1, 2002 to June 30, 2002, as compared to 6.7% in the period from January 1, 2001 to June 30, 2001.

         General and administrative expenses decreased $1.0 million, or 8.9%, to $10.2 million for the three months ended June 30, 2002 from $11.2 million for the same period in 2001. General and administrative expense as a percentage of revenues were 11.7% for the three months ended June 30, 2002 down from 12.7% for the same period in 2001. General and administrative expenses were $4.3 million in the period from January 1, 2002 to February 13, 2002 and $16.5 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $20.9 million. This represents a $1.9 million decrease, or 8.2%, from the $22.8 million for the six months ended June 30, 2001. This decrease is primarily due to lower development expenses in addition to the 6% reduction in workforce in April 2002. General and administrative expenses as a percentage of revenue were 10.9% in the period from January 1, 2002 to February 13, 2002, 12.7% in the period from February 14, 2002 to June 30, 2002 for a combined total of 12.3% in the period from January 1, 2002 to June 30, 2002, as compared to 13.3% in the period from January 1, 2001 to June 30, 2001.

         Depreciation and amortization expenses increased $5.8 million, or 173.7%, to $9.2 million for the three months ended June 30, 2002 from $3.3 million for the same period in 2001. Depreciation and amortization expense as a percentage of revenues were 10.5% for the three months ended June 30, 2002 up from 3.8% for the same period in 2001. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $13.7 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $15.1 million. This represents an $8.5 million increase, or 130.3%, over the $6.6 million for the six months ended June 30, 2001. This increase is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of TSI. Depreciation and amortization expenses as a percentage of revenue were 3.7% in the period from January 1, 2002 to February 13, 2002, 10.5% in the period from February 14, 2002 to June 30, 2002 for a combined total of 8.9% in the period from January 1, 2002 to June 30, 2002, up from 3.8% in the period from January 1, 2001 to June 30, 2001.

         Operating income decreased $5.8 million, or 21.2%, to $21.5 million for the three months ended June 30, 2002 from $27.3 million for the same period in 2001. Operating income as a percentage of revenues was 24.6% for the three months ended June 30, 2002 down from 30.9% for the same period in 2001. Operating income was $10.9 million in the period from January 1, 2002 to February 13, 2002 and $31.8 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $42.7 million. This represents an $8.1 million decrease, or 15.9%, from the $50.8 million for the six months ended June 30, 2001. This decrease in operating income is primarily due to higher depreciation and amortization expenses offset partially by lower general and administrative expenses. Operating income as a percentage of revenue was 27.3% in the period from January 1, 2002 to February 13, 2002, 24.4% in the period from February 14, 2002 to June 30, 2002 for a combined total of 25.1% in the period from January 1, 2002 to June 30, 2002, down from 29.8% in the period from January 1, 2001 to June 30, 2001.

         Interest income decreased $0.3 million, or 45.8%, to $0.4 million for the three months ended June 30, 2002 from $0.8 million for the same period in 2001. Interest income as a percentage of revenues was 0.5% for the three months ended June 30, 2002 down from 0.9% for the same period in 2001. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $0.6 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $1.0 million. This represents a $0.6 million decrease from the $1.6 million interest income for the six months ended June 30, 2001. This decrease is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.4% in the period from February 14, 2002 to June 30, 2002, for a combined total interest income of 0.6% of revenue in the period from January 1, 2002 to June 30, 2002, down from 1.0% of revenue in the period from January 1, 2001 to June 30, 2001.

         Interest expense was $15.3 million for the three months ended June 30, 2002. There was no interest expense in 2001. Interest expense as a percentage of revenues was 17.4% for the three months ended June 30, 2002. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $23.2 million in the period from February 14, 2002 to June 30, 2002, resulting from the issuance of debt in connection with the acquisition of TSI. There was no interest expense for the six months ended June 30, 2001. Interest expense as a percentage of revenue was 17.8% in the period from February 14, 2002 to June 30, 2002 for a combined total interest expense of 13.6% of revenue in the period from January 1, 2002 to June 30, 2002.

         Income tax expense decreased $8.1 million, or 75.7%, to $2.6 million for the three months ended June 30, 2002 from $10.7 million for the same period in 2001. Income tax expense as a percentage of revenues was 3.0% for the three months ended June 30, 2002 down from 12.1% for the same period in 2001. Income tax expense was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $3.6 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $8.0 million. This represents a $12.2 million, or 60.4%, decrease from the $20.2 million income tax expense for the six months ended June 30, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI and higher depreciation and amortization resulting in lower taxable income. Our effective tax rate was 39.0% in the first quarter of 2002 as well as the first quarter of 2001.

         Net income decreased $13.3 million, or 76.8%, to $4.0 million for the three months ended June 30, 2002 from $17.3 million for the same period in 2001. Net income as a percentage of revenues was 4.6% for the three months ended June 30, 2002 down from 19.6% for the same period in 2001. Net income was $6.9 million in the period from January 1, 2002 to February 13, 2002 and $5.6 million in the period from February 14, 2002 to June 30, 2002. The combined total of these two periods was $12.5 million. This represents a $19.8 million, or 61.3%, decrease from the $32.2 million net income for the six months ended June 30, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Net income as a percentage of revenue was 17.3% in the period from January 1, 2002 to February 13, 2002, and 4.3% in the period from February 14, 2002 to June 30, 2002, for a combined total of 7.3% in the period from January 1, 2002 to June 30, 2002, down from 18.9% in the period from January 1, 2001 to June 30, 2001.

         The $9.6 million of accrued preferred unit dividends in the period from February 14, 2002 to June 30, 2002 relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly.

Restructuring

         As part of the acquisition, TSI developed a restructuring plan to react to competitive pressures and increase operational efficiency. The plan includes the termination of approximately 78 employees in Tampa and Dallas, or 6%, of the company's workforce and closure of the Dallas office. As a result, TSI accrued $3.3 million of expenses in relation to this plan as of February 14, 2002 including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan will be incurred through the first quarter of 2003. TSI expects this plan to result in reduced annual expenses of approximately $10.3 million. As of June 30, 2002, $0.7 million of restructuring costs had been paid with an accrual remaining of $2.6 million.

Liquidity and Capital Resources

         During the combined six months ended June 30, 2002, our operations generated $35.7 million of cash compared to $45.5 million for the comparable period in 2001. The decrease is primarily attributable to income tax payments made during the period January 1, 2002 to February 13, 2002 and the payment of closing costs related to the TSI acquisition during the period February 14, 2002 to June 30, 2002. Cash and cash equivalents were $28.2 million at June 30, 2002 as compared to $0.3 million at December 31, 2001, since we participated in a cash sweep program with Verizon prior to the acquisition. Our working capital decreased $84.3 million, from $106.7 million at December 31, 2001 to $22.4 million at June 30, 2002, primarily due to the elimination of the note receivable from Verizon at the acquisition date, the current portion of term note B and higher transition-related expense accruals. Capital expenditures for property and equipment, including capitalized software costs increased for the six months ended June 30, 2001 from $2.7 million, compared to $3.4 million for 2002. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002 and $22.5 million in 2001.

         We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue. Our operating lease payment obligations for 2002 total approximately $3.3 million, based on leases in effect at June 30, 2002.

         For fiscal 2002, we expect to spend approximately $15.0 million for capital expenditures, primarily for SS7 network expansion, a one-time cost for new human resources and accounting information systems associated with our separation from Verizon and other ongoing development of new services and capital expenditures. As of June 30, 2002, $2.8 million had been incurred for capital expenditures and we expect the balance will be incurred prior to December 31, 2002. We expect that capital expenditures for fiscal 2003 will be approximately the same.

         We have significant debt service payments including interest in future years. Total cash interest payments related to the revolving credit facility, term B loan and the senior notes will be in excess of $31.0 million in 2002. The principal payment schedules require payments over a five- and seven-year period for the term B loan and the senior notes, respectively, totaling to the following combined principal payments: $15.0 million in 2002, $20.0 million in 2003, $35.0 million in 2004, $45.0 million in 2005 and $178.3 million in 2006.

         The senior credit facility contains various restrictive covenants. It prohibits us from prepaying other indebtedness, including the senior notes, and it requires us to maintain specified financial ratios, such as a minimum ratio of pro forma EBITDA to interest expense, a minimum fixed charge coverage ratio, a maximum ratio of senior debt to pro forma EBITDA and a maximum ratio of total debt to pro forma EBITDA, and satisfy other financial condition tests including limitations on capital expenditures. In addition, the senior credit facility prohibits us from declaring or paying any dividends and prohibits us from making any payments with respect to the senior notes if we fail to perform our obligations under, or fail to meet the conditions of, the senior credit facility or if payment creates a default under the senior credit facility.

         The indenture governing the senior notes, among other things: (i) restricts our ability and the ability of our subsidiaries to incur additional indebtedness, issue shares of preferred stock, incur liens, pay dividends or make certain other restricted payments and enter into certain transactions with affiliates; (ii) prohibits certain restrictions on the ability of certain of our subsidiaries to pay dividends or make certain payments to us; and (iii) places restrictions on our ability and the ability of our subsidiaries to merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. The indenture related to these notes and the senior credit facility also contain various covenants which limit our discretion in the operation of our businesses.

         Our principal source of liquidity will be cash flow generated from operations and borrowings under our new senior credit facility. Our principal use of cash will be to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability under the $35.0 million revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for at least the next 12 months.

         Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the notes, on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our new senior credit facility, may limit our ability to pursue any of these alternatives.

Effect of Inflation

         Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during three and six month periods ending 2001 and 2002.

Recent Accounting Standards

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 addresses financial accounting and reporting for business combinations while FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 141 applies to all business combinations initiated after June 30, 2001, while FAS 142 is required to be applied in fiscal years beginning after December 15, 2001. The adoption of FAS 141had a material impact on our financial statements. The adoption of FAS 142 is not expected to have a material impact on our financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs ("FAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our financial statements.

Forward-Looking Statements

         We have made forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 in this report. The words "believes," "anticipates," "plans," "expects," "intends," "estimates" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

         All forward-looking statements in this report are based on information available to us on the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements contained throughout this report.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

         We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of June 30, 2002, we had variable rate debt of approximately $293.3 million ($276.9 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $3.0 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of June 30, 2002, we were not required to enter into interest rate protection agreements.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.


ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None.

         (b)      None.

         (c)      None.

         (d)      None.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 16, 2002, our stockholders approved the adoption of a Founders' Stock Option Plan for non-employee directors, executives and other key employees of TSI Inc. The approval was accomplished by unanimous written consent.

(b) On August 2, 2002, our stockholders approved the adoption of a Directors' Stock Option Plan. The approval was accomplished by unanimous written consent.


ITEM 5:  OTHER INFORMATION

         None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

      Exhibit No.                       Description
      -----------                       -----------

         *3.1 Restated Certificate of Incorporation of TSI Telecommunication Services Inc.

         *3.2     Bylaws of TSI Telecommunication Services Inc.

         *3.3 Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.

         *3.4     Bylaws of TSI Telecommunication Holdings, Inc.

         *4.1 Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.

         *4.2 Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI
                  Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.

         *4.3 Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.

         *4.4 Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.

         *4.5     Form of Rule 144A Global Note.

         *4.6     Form of Regulation S Global Note.

         *4.7     Form of Exchange Note.

         *10.1 Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.

         *10.2 Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.

         *10.3 Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.

         *10.4 Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

         *10.5 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and
                  G. Edward Evans.

         *10.6 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.

         *10.7 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O' Brien.

         *10.8 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.

         *10.9 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.

         *10.10 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.

         *10.11 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.

         *10.12 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.

         *10.13 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.

         *10.14 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.

         *10.15 Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.

         *10.16 Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O'Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

         *10.17 Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.

         *10.18 Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.

         *10.19 Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Snowlake Investment Pte Ltd.

         *10.20 Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.

         *10.21 Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.

         *10.22 Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.

         *10.23 Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

         *10.24 Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O'Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

         *10.25 Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI Telecommunication Holdings, LLC.

         *10.26 Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services, Inc.

         *10.27 Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.

         *10.28 Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.

         *10.29 Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and TSI Telecommunication Services, Inc.

         *10.30 Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services, Inc.

         *10.31   TSI Telecommunication Holdings, Inc. Founders' Stock Option
                  Plan.

         *10.32 Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.

         *10.33   Form of Nonqualified Stock Option Agreement for
                  Non-Management.

          10.34 Senior Management Agreement, dated June 3, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Charles Drexler.

* Previously filed as exhibits to the registrant's registration statement on Form S-4 (Registration Statement No. 333-88168)


(b)      REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the quarter ended June 30, 2002.

--------------------------------------------------------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TSI TELECOMMUNICATION HOLDINGS, LLC.


Date: August 14, 2002                    By:  /s/ Raymond L. Lawless
                                              ----------------------------------
                                              Raymond L. Lawless
                                              Chief Financial Officer
                                              (Authorized Officer, Principal
                                              Financial and Accounting Officer)



--------------------------------------------------------------------------------

                      TSI TELECOMMUNICATION HOLDINGS, LLC.

                                  EXHIBIT INDEX


      Exhibit No.                       Description
      -----------                       -----------

         *3.1 Restated Certificate of Incorporation of TSI Telecommunication Services Inc.

         *3.2     Bylaws of TSI Telecommunication Services Inc.

         *3.3 Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.

         *3.4     Bylaws of TSI Telecommunication Holdings, Inc.

         *4.1 Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.

         *4.2 Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI
                  Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.

         *4.3 Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.

         *4.4 Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.

         *4.5     Form of Rule 144A Global Note.

         *4.6     Form of Regulation S Global Note.

         *4.7     Form of Exchange Note.

         *10.1 Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.

         *10.2 Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.

         *10.3 Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.

         *10.4 Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

         *10.5 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and
                  G. Edward Evans.

         *10.6 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.

         *10.7 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O' Brien.

         *10.8 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.

         *10.9 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.

         *10.10 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.

         *10.11 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.

         *10.12 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.

         *10.13 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.

         *10.14 Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.

         *10.15 Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.

         *10.16 Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O'Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

         *10.17 Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.

         *10.18 Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.

         *10.19 Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Snowlake Investment Pte Ltd.

         *10.20 Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.

         *10.21 Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.

         *10.22 Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.

         *10.23 Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

         *10.24 Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O'Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

         *10.25 Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI Telecommunication Holdings, LLC.

         *10.26 Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services, Inc.

         *10.27 Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.

         *10.28 Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.

         *10.29 Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and TSI Telecommunication Services, Inc.

         *10.30 Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services, Inc.

         *10.31   TSI Telecommunication Holdings, Inc. Founders' Stock Option
                  Plan.

         *10.32 Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.

         *10.33   Form of Nonqualified Stock Option Agreement for
                  Non-Management.

          10.34 Senior Management Agreement, dated June 3, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Charles Drexler.

* Previously filed as exhibits to the registrant's registration statement on Form S-4 (Registration Statement No. 333-88168)