Form 10-Q/A
period 2002-06-30
TSI TELECOMMUNICATION HOLDINGS LLC; TSI TELECOMMUNICATION SERVICES INC
filed 2002-09-19
CIK 1172638, 1172203

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION
                                                                                         Page
ITEM 1:  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30,       3
         2002 (unaudited)
         Condensed Consolidated Statements of Operations for the three months and six     4
         months ended June 30, 2001 (unaudited), the three months ended June 30,
         2002 (unaudited), the period from January 1, 2002 to February 13, 2002
         (unaudited) and the period from February 14, 2002 to June 30, 2002
         (unaudited)
         Condensed Consolidated Statements of Cash Flows for the six months ended         5
         June 30, 2001 (unaudited), the period from January 1, 2002 to February 13,
         2002 (unaudited) and the period from February 14, 2002 to June 30, 2002
         (unaudited)
         Notes to Condensed Consolidated Financial Statements-- June 30, 2002             6
         (unaudited)

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of       17
         Operations

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk                       25

PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                                26
ITEM 2:  Changes in Securities and Use of Proceeds                                        26
ITEM 3:  Defaults Upon Senior Securities                                                  26
ITEM 4:  Submission of Matters to a Vote of Security Holders                              26
ITEM 5:  Other Information                                                                26
ITEM 6:  Exhibits and Reports on Form 8-K                                                 26

SIGNATURES                                                                                30

Exhibit Index                                                                             E-1

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1: Condensed Consolidated Financial Statements

               TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                                    Successor
                                                                               Predecessor          June 30,
                                                                               December 31,           2002
                                                                                  2001             (unaudited)
                                                                               ------------       -------------
Assets
------
Current assets:
  Cash                                                                          $     284           $  28,189
  Accounts receivable, net of allowances of $3,565 and $3,415                      58,922              62,766
  Accounts receivable - affiliates                                                 19,495                --
  Notes receivable - affiliate                                                     98,912                --
  Inventories                                                                          99                   4
  Deferred tax assets                                                               7,122                --
  Prepaid and other current assets                                                  1,386               2,298
                                                                                ---------           ---------
Total current assets                                                              186,220              93,257
Property and equipment, net                                                        23,656              32,252
Capitalized software, net of accumulated amortization of $46,083 and
  $4,142                                                                            7,703              76,081
Deferred finance costs, net                                                          --                17,835
Goodwill                                                                             --               331,142
Identifiable intangibles, net                                                        --               280,008
Deferred taxes and other                                                           34,234                --
                                                                                ---------           ---------
Total assets                                                                    $ 251,813           $ 830,575
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
                                                                                =========           =========

            See Notes to Condensed Consolidated Financial Statements

               TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                           Predecessor     Predecessor    Predecessor    Successor      Successor
                                           Three Months    Six Months     Period from   Three Months    Period from
                                              Ended           Ended       January 1 to      Ended      February 14 to
                                             June 30,        June 30,     February 13,     June 30,       June 30,
                                               2001            2001          2002           2002           2002
                                           ------------    -----------    ------------  ------------   --------------
Revenues (including $32,305, $65,342,
  $16,012, $0 and $0 from affiliates)        $  88,198      $ 170,818      $  39,996      $  87,511      $ 130,431
                                             ---------      ---------      ---------      ---------      ---------

Costs and expenses:
  Cost of operations (including $8,507,
   $16,517, $4,419, $0 and $0 from
   affiliates)                                  40,432         79,213         20,655         40,553         59,169
  Sales and marketing                            5,942         11,423          2,614          6,087          9,222
  General and administrative (including
  $1,588, $3,669, $443, $0 and $0 from
  affiliates)                                   11,222         22,766          4,341         10,221         16,547
  Depreciation and amortization                  3,348          6,572          1,464          9,165         13,672
                                             ---------      ---------      ---------      ---------      ---------
                                                60,944        119,974         29,074         66,026         98,610
                                             ---------      ---------      ---------      ---------      ---------

Operating income                                27,254         50,844         10,922         21,485         31,821
Other income (expense), net:
  Interest income (including $318, $849,
  $221, $0 and $0 from affiliates)                 759          1,629            432            411            551
  Interest expense                                --             --             --          (15,264)       (23,191)
  Other, net                                        (1)            (3)           (19)            (9)            (5)
                                             ---------      ---------      ---------      ---------      ---------
                                                   758          1,626            413        (14,862)       (22,645)
                                             ---------      ---------      ---------      ---------      ---------

Income before provision for income taxes        28,012         52,470         11,335          6,623          9,176
Provision for income taxes                      10,688         20,228          4,418          2,602          3,601

Net income                                      17,324         32,242          6,917          4,021          5,575
Preferred unit dividends                          --             --             --           (6,450)        (9,605)
                                             ---------      ---------      ---------      ---------      ---------

Net income (loss) attributable to common
  stockholder/unitholders                    $  17,324      $  32,242      $   6,917      $  (2,429)     $  (4,030)
                                             =========      =========      =========      =========      =========

            See Notes to Condensed Consolidated Financial Statements

               TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                        Predecessor             Successor
                                                                               Period from
                                                   Six Months   Period from    February 14
                                                     Ended      January 1 to       to
                                                   June 30,     February 13,     June 30,
                                                     2001           2002          2002
                                                   ----------   ------------  -----------
Cash flows from operating activities
Net Income                                          $ 32,242      $  6,917      $  5,575
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                      6,572         1,464        17,436
    Provision for uncollectible accounts               1,108         1,340           323
    Deferred income tax benefit                         (669)         (586)        2,300
    Pension and other employee retirement
      benefits                                         1,395           546          --
    Changes in current assets and liabilities:
       Accounts receivable                            10,933        15,084        (1,181)
       Other current assets                             (845)       (1,641)          824
       Accounts payable                               (5,107)        2,732         1,599
       Other current liabilities                        (177)      (24,671)        7,684
                                                    --------      --------      --------
Net cash provided by operating activities             45,452         1,185        34,560
                                                    --------      --------      --------
Cash flows from investing activities
Capital expenditures                                  (2,678)         (606)       (2,825)
(Increase) decrease in note
  receivable-affiliate                               (22,813)       35,387          --
                                                    --------      --------      --------
Net cash provided by (used in) investing
  activities                                         (25,491)       34,781        (2,825)
                                                    --------      --------      --------
Cash flows from financing activities
Dividends paid                                       (22,500)      (11,250)         --
Excess cash received at purchase date                   --            --           1,884
Retirement of short-term debt                           --            --         (30,430)
                                                    --------      --------      --------
   Net cash used in financing activities             (22,500)      (11,250)      (28,546)
                                                    --------      --------      --------

Net increase (decrease) in cash                       (2,539)       24,716         3,189
Cash at beginning of period                            2,584           284        25,000
                                                    --------      --------      --------
Cash at end of period                               $     45      $ 25,000      $ 28,189
                                                    ========      ========      ========
Supplemental cash flow information
Interest paid                                       $   --        $   --        $  6,435
Income taxes paid                                     20,142        22,554         1,605
Supplemental non-cash transactions
Note receivable of $63,525 and accrued
  liabilities of $48,201 distributed as
  dividend to stockholder                           $   --        $ 15,264      $   --

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

Restructuring

         We have made estimates of the costs to be incurred as a part of our initial restructuring plan arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. These estimates include the amount of severance and other costs expected to be paid between April 2002 and the first quarter of 2003. We have also made estimates of the costs to be incurred as a part of our August 29, 2002 restructuring. These estimates include severance related costs expected to be incurred between August 2002 and the second quarter of 2003. We will review both of these estimates until fully paid.

Purchase Accounting

         We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally-generated information. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 addresses financial accounting and reporting for business combinations while FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 141 applies to all business combinations initiated after June 30, 2001 while FAS 142 is required to be applied in fiscal years beginning after December 15, 2001. The adoption of FAS 141 had a material impact on our financial statements due to the segregation of identifiable intangibles separate from goodwill. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. Other than the impact on amortization, the adoption of FAS 142 is not expected to have a material impact on our financial statements although we will be required to review our intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs ("FAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any significant retirements of tangible long-lived assets.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our financial statements, since we are not currently planning to dispose of any significant portions of our long-lived assets.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. FAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of FAS 145 related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since FAS 145 does not change the amount of gain or loss but only the presentation in the income statement. No early extinguishment of debt is currently expected.

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any restructurings after December 31, 2002.

3.       Acquisition

         On February 14, 2002, TSI Inc. acquired TSI by merging its wholly-owned subsidiary, TSI Merger Sub, Inc., with and into TSI (the "acquisition"). Pursuant to the merger agreement, Verizon Information Services Inc. received merger consideration equal to $770,000 in cash. Fees and expenses of approximately $37,300 were paid. A working capital adjustment of $1,400 was paid to Verizon in May 2002. TSI Inc. is a corporation formed by TSI LLC, which is owned by GTCR Fund VII, L.P., certain of its affiliates and co-investors, G. Edward Evans (TSI's chief executive officer) and certain other members of TSI's management. TSI is a leading provider of mission-critical transaction processing services to wireless telecommunications carriers throughout the world. As a result of the acquisition, the ultimate Parent expects to increase market share due to independence from Verizon.

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

         The purchase accounting adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as of February 14, 2002 and are reflected in all periods subsequent to February 13, 2002. The excess purchase price paid by the Parent over its preliminary estimates of the fair market value of the tangible assets and liabilities of TSI as of the date of the acquisition was approximately $331,142 and is reflected as Goodwill in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2002. The purchase price resulted in the recognition of goodwill due to additional value attributable to TSI's market share, enterprise product development capabilities and management team.

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

         The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of the period prior to acquisition. Pro Forma adjustments arise due to the asset revaluation and debt incurred. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

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

$293,333 term note due December 2006, interest payable
  quarterly, principal payable quarterly beginning September
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
                                                                      --------
Long-term debt ...................................................... $496,504
                                                                      ========

(a) The senior credit facility provides for aggregate borrowings by TSI of up to $328,333 maturing December 2006 (with net proceeds to us on February 14, 2002 of up to $310,000) as follows:

         o a revolving credit facility of up to $35,000 in revolving credit loans and letters of credit; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $15,000. The outstanding balance of the revolving line of credit is $0 as of June 30, 2002; and

         o        a term loan B facility of $293,333 in term loans.

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

                  The term loan B facilities are subject to equal quarterly installments of principal beginning on September 30, 2002 as set forth in the table below:

         Year                                               Term Loan B
         ----                                               -----------

         2002* .............................................. $15,000
         2003 ...............................................  20,000
         2004 ...............................................  35,000
         2005 ...............................................  45,000
         2006 ............................................... 178,333
                                                             ---------
              Total .........................................$293,333
                                                             =========

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

         Under the purchase agreements entered into in connection with the acquisition, the GTCR investors and certain co-investors acquired a strip of Class B Preferred Units and Common Units and committed to purchase up to an additional $25,000 of equity securities of TSI LLC. The investment of the additional $25,000 is conditioned upon the GTCR investors and the board of managers of TSI LLC approving the terms of the investment and the proposed use of the proceeds from the investment, as well as the satisfaction of certain other conditions.

7.       Stock Options

         On May 16, 2002, TSI Inc.'s Board of Directors adopted a Founders' Stock Option Plan for non-employee directors, executives and other key employees of TSI Inc. In addition, the Board of Directors adopted a Directors' Stock Option Plan on August 2, 2002. The plans have a term of five years and provide for the granting of options to purchase shares of TSI Inc.'s non-voting common stock. As of June 30, 2002, there were 62,300 options granted under the Founder's Stock Option Plan. As of June 30, 2002, no options were granted under the Directors' Stock Option Plan.

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

                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2002

                                              TSI                                     TSI         TSI
                                              LLC        TSI, Inc.       TSI       Networks     Finance   Eliminations  Consolidated
                                              ---        ---------       ---       --------     -------   ------------  ------------
             ASSETS
Current assets:
      Cash ...........................    $        --  $        --  $    28,180  $        --  $         9  $        --   $    28,189
      Accounts receivable, net
        of allowances ................             --           --       32,598       30,168           --           --        62,766
      Accounts
        receivable--affiliates .......             --           --           --        2,536       19,733      (22,269)           --
      Notes receivable affiliate .....             --           --           --        1,985      400,000     (401,985)           --
      Inventories ....................             --           --            4           --           --           --             4
      Prepaid and other current
        assets .......................             --           --        2,298           --           --           --         2,298
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
Total current assets .................             --           --       63,080       34,689      419,742     (424,254)       93,257
Property and equipment, net ..........             --           --       17,522       14,730           --           --        32,252
Capitalized software, net of
  accumulated amortization ...........             --           --       67,484        8,597           --           --        76,081
Deferred finance costs ...............             --           --       17,835           --           --           --        17,835
Goodwill .............................             --           --      200,998      130,144           --           --       331,142
Identifiable intangibles .............             --           --      150,713      129,295           --           --       280,008
Dividends receivable--affiliates .....         13,831           --        4,070           --           --      (17,901)           --
Investment in subsidiary .............        247,078      258,925      728,607           --           --   (1,234,610)           --
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Assets ..............    $   260,909     $258,925  $ 1,250,309  $   317,455  $   419,742  $(1,676,765)  $   830,575
                                          ===========  ===========  ===========  ===========  ===========  ===========   ===========
  LIABILITIES AND UNITHOLDERS'
              EQUITY
Current liabilities:
      Accounts payable ...............    $        --  $        --  $    12,346  $        --  $        --  $        --   $    12,346
      Accounts
        payable-affiliates ..........              --           --           --           --           --           --            --
      Accrued payroll and
        related benefits .............             --           --        8,211           --           --           --         8,211
      Customer advances ..............             --           --          669           --           --           --           669
      Deferred
        revenue-affiliates and
        other ........................             --           --        2,472           --           --           --         2,472
      Other Accrued Liabilities ......             --           --       46,639           --           --      (19,733)       26,906
      Revolving line of credit .......             --           --           --           --           --           --            --
      Current portion of term
        note B, net of discount ......             --           --       20,258           --           --           --        20,258
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total current
            liabilities ..............             --           --       90,595           --           --      (19,733)       70,862
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
Long-term liabilities:
      Preferred Unit dividends
        payable ......................          9,605       13,831           --        4,070           --      (17,901)        9,605
      Other liabilities ..............             --           --        2,300           --           --           --         2,300
      Payable to affiliate ...........             --           --      401,985           --           --     (401,985)           --
      Subordinated Notes, net
        of discount ..................             --           --      239,863           --           --           --       239,863
      Term Note B, net of
        discount-less current
        portion ......................             --           --      256,641           --           --           --       256,641
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Long-Term
            Liabilities ..............          9,605       13,831      900,789        4,070           --     (419,886)      508,409
Unitholders' equity
      Class A Preferred Units ........             --           --           --           --           --           --            --
      Class B Preferred Units ........        251,304           --           --           --           --           --       251,304
      Common Units ...................             --           --           --           --           --           --            --
      Common Stock ...................             --        4,614           --        1,628           --       (6,242)           --
      Preferred Stock ................             --      240,480           --      311,757           --     (552,237)           --
      Additional paid-in capital .....             --           --      253,350           --      400,025     (653,375)           --
      Retained Earnings ..............             --           --        5,575           --       19,717      (25,292)           --
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Unitholders'
            Equity ...................        251,304      245,094      258,925      313,385      419,742   (1,237,146)      251,304
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Liabilities
            and Unitholders'
            Equity ...................    $   260,909  $   258,925  $ 1,250,309  $   317,455  $   419,742  $(1,676,765)  $   830,575
                                          ===========  ===========  ===========  ===========  ===========  ===========   ===========

                      Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2002

                                                                          TSI        TSI
                                    TSI LLC      TSI Inc      TSI       Networks    Finance    Eliminations   Consolidated
                                    --------    ---------   --------    --------    -------    ------------   ------------
Revenues                            $   --      $   --      $ 64,578    $ 22,933    $   --        $   --        $ 87,511
                                    --------    --------    --------    --------    --------      --------      --------
Costs and expenses:
  Cost of operations                    --          --        28,081      12,472        --            --          40,553
  Sales and marketing                   --          --         5,005       1,082        --            --           6,087
  General and administrative            --          --         8,826       1,379          16          --          10,221
  Depreciation and amortization         --          --         7,148       2,017        --            --           9,165
                                    --------    --------    --------    --------    --------      --------      --------
                                        --          --        49,060      16,950          16          --          66,026
                                    --------    --------    --------    --------    --------      --------      --------

Operating income                        --          --        15,518       5,983         (16)         --          21,485

Other income (expense), net:
  Income from equity investment        4,021       4,021      19,846        --          --         (27,888)         --
  Interest income                       --          --           313          98      16,133       (16,133)          411
  Interest expense                      --          --       (31,397)       --          --          16,133       (15,264)
  Other, net                            --          --            (9)       --          --            --              (9)
                                    --------    --------    --------    --------    --------      --------      --------
                                       4,021       4,021     (11,247)         98      16,133       (27,888)      (14,862)
                                    --------    --------    --------    --------    --------      --------      --------

Income before provision for
  income taxes                         4,021       4,021       4,271       6,081      16,117       (27,888)        6,623

Income tax expense                      --          --           234       2,368        --            --           2,602
                                    --------    --------    --------    --------    --------      --------      --------

Net income                             4,021       4,021       4,037       3,713      16,117       (27,888)        4,021

Preferred Dividends to Holders of
   Class B  Preferred Units            6,450      13,831        --         4,070        --         (17,901)        6,450
                                    --------    --------    --------    --------    --------      --------      --------
   Net income (loss) attributable
     to common unit holders         $ (2,429)   $ (9,810)   $  4,037    $   (357)   $ 16,117      $ (9,987)     $ (2,429)
                                    ========    ========    ========    ========    ========      ========      ========

                      Consolidating Statement of Operations
                 Period from February 14, 2002 to June 30, 2002

                                                                               TSI         TSI
                                      TSI LLC      TSI Inc       TSI        Networks     Finance     Eliminations   Consolidated
                                     ---------    ---------    ---------    ---------   ---------    ------------   ------------
Revenues                             $    --      $    --      $ 107,498    $  22,933   $    --       $    --        $ 130,431
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
Costs and expenses:
  Cost of operations                      --           --         46,697       12,472        --            --           59,169
  Sales and marketing                     --           --          8,140        1,082        --            --            9,222
  General and administrative              --           --         15,152        1,379          16          --           16,547
  Depreciation and amortization           --           --         11,655        2,017        --            --           13,672
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
                                          --           --         81,644       16,950          16          --           98,610
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Operating income                          --           --         25,854        5,983         (16)         --           31,821

Other income (expense), net:
  Income from equity investment          5,575        5,575       23,430         --          --         (34,580)          --
  Interest income                         --           --            453           98      19,733       (19,733)           551
  Interest expense                        --           --        (42,924)        --          --          19,733        (23,191)
  Other, net                              --           --             (5)        --          --            --               (5)
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
                                         5,575        5,575      (19,046)          98      19,733       (34,580)       (22,645)
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Income before provision for income
  taxes                                  5,575        5,575        6,808        6,081      19,717       (34,580)         9,176

Income tax expense                        --           --          1,233        2,368        --            --            3,601
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Net income                               5,575        5,575        5,575        3,713      19,717       (34,580)         5,575

Preferred Dividends to Holders of
   Class B Preferred Units               9,605       13,831         --          4,070        --         (17,901)         9,605
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
   Net income (loss) attributable
     to common unit holders          $  (4,030)   $  (8,256)   $   5,575    $    (357)  $  19,717     $ (16,679)     $  (4,030)
                                     =========    =========    =========    =========   =========     =========      =========

                      Consolidating Statement of Cash Flows
                 Period from February 14, 2002 to June 30, 2002

                                                                             TSI          TSI
                                        TSI LLC     TSI Inc      TSI       Networks     Finance    Eliminations   Consolidated
                                       ---------   ---------   ---------   ---------   ---------   ------------   ------------
Cash flows from operating activities
Net income                             $   5,575   $   5,575   $   5,575   $   3,713   $  19,717    $ (34,580)      $   5,575
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization           --          --        15,611       1,825        --           --            17,436
    Provision for uncollectible
      accounts                              --          --           323        --          --           --               323
    Deferred income tax benefit             --          --         2,300        --          --           --             2,300
    Income from equity investment         (5,575)     (5,575)    (23,430)       --          --         34,580            --
    Changes in current assets and
      liabilities:
       Accounts receivable                  --          --         4,285      (5,466)    (19,733)      19,733          (1,181)
       Other current assets                 --          --           824        --          --           --               824
       Accounts payable                     --          --        21,332        --          --        (19,733)          1,599
       Other current liabilities            --          --         7,684        --          --           --             7,684
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Net cash provided by (used in)
  operating activities                      --          --        34,504          72         (16)        --            34,560
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Cash flows from investing activities
Capital expenditures                        --          --        (2,753)        (72)       --           --            (2,825)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Net cash provided by (used in)
  investing activities                      --          --        (2,753)        (72)       --           --            (2,825)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Cash flows from financing activities
Excess cash received at purchase
  date                                      --          --         1,859        --            25         --             1,884
Retirement of short-term debt               --          --       (30,430)       --          --           --           (30,430)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
   Net cash provided by (used in)
      financing activities                  --          --       (28,571)       --            25         --           (28,546)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Net increase in cash                        --          --         3,180        --             9         --             3,189
Cash at beginning of period                 --          --        25,000        --          --           --            25,000
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Cash at end of period                  $    --     $    --     $  28,180   $    --     $       9    $    --         $  28,189
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

                                         Predecessor    Predecessor     Predecessor      Successor      Successor       Combined
                                        Three Months     Six Months     Period from     Three Months   Period from     Six Months
                                            Ended          Ended         Jan 1 to          Ended        Feb 14 to         Ended
                                           June 30,       June 30,         Feb 13,        June 30,       June 30,         June 30,
                                            2001            2001            2002           2002            2002            2002
                                        ------------     ----------     -----------     ------------   -----------     ----------
 Revenues                                  100.0%          100.0%         100.0%           100.0%         100.0%         100.0%

 Costs and expenses:
   Cost of operations                       45.8            46.4           51.6             46.3           45.4           46.8
   Sales and marketing                       6.7             6.7            6.5              7.0            7.1            6.9
   General and administrative               12.8            13.3           10.9             11.6           12.7           12.3
   Depreciation and amortization             3.8             3.8            3.7             10.5           10.5            8.9
                                          ------          ------         ------           ------         ------         ------
 Total costs and expenses                   69.1            70.2           72.7             75.4           75.7           74.9

 Operating income                           30.9            29.8           27.3             24.6           24.3           25.1
 Other income (expense), net
   Interest income                           0.9             0.9            1.1              0.4            0.4            0.5
   Interest expense                          0.0             0.0            0.0           (17.4)         (17.8)         (13.6)
   Other, net                                0.0             0.0           (0.1)             0.0            0.0            0.0
                                          ------          ------         ------           ------         ------         ------
 Total other income (expense), net           0.9             0.9            1.0           (17.0)         (17.4)         (13.1)
                                          ------          ------         ------           ------         ------         ------

 Income before provision for income
   taxes                                    31.8            30.7           28.3              7.6            6.9           12.0
 Provision for income taxes                 12.2            11.8           11.0              3.0            2.8            4.7
                                          ------          ------         ------           ------         ------         ------

 Net income                                 19.6%           18.9%          17.3%             4.6%           4.1%           7.3%
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

         Technology Interoperability Services revenues increased $1.1 million, or 5.3%, to $22.2 million for the three months ended June 30, 2002 from $21.1 million for the same period in 2001. Combined Technology Interoperability Services revenues were $40.5 million for the six months ended June 30, 2002, a $1.3 million, or 3.3%, increase over the comparable 2001 period of $39.2 million. The revenue growth was due to increased volumes across all of the products within this segment with the exception of Access, which was lower overall by 1.0% due to the loss of Cingular Wireless as a major customer for this product.

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

         Call Processing Services revenues decreased $3.5 million, or 20.8%, to $13.2 million for the three months ended June 30, 2002 from $16.6 million for the same period in 2001. Combined Call Processing Services revenues were $26.5 million for the six months ended June 30, 2002, a $7.4 million, or 22.0%, decrease from the comparable 2001 period of $33.9 million. This decline is due to a lifecycle migration by carriers, who are moving off TSI's call processor to implement SS7 connections between their own markets and their roaming partners' markets.

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

         Cost of operations increased $0.1 million, or 0.3%, to $40.6 million for the three months ended June 30, 2002 from $40.4 million for the same period in 2001. Cost of operations as a percentage of revenues were 46.3% for the three months ended June 30, 2002 up from 45.8% for the same period in 2001. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $59.1 million in the period from February 14, 2002 to June 30, 2002. Combined cost of operations was $79.8 million for the six months ended June 30, 2002. This represents a $0.6 million increase, or 0.8%, over the $79.2 million for the six months ended June 30, 2001. Cost of operations as a percentage of revenues were 51.6% in the period from January 1, 2002 to February 13, 2002, and 45.4% in the period from February 14, 2002 to June 30, 2002 for a combined total of 46.8% in the six month period ended June 30, 2002, up from 46.4% in the six months ended June 30, 2001. This cost reduction is primarily due to reduced pricing for data processing services from a former affiliate as a result of the acquisition.

         Sales and marketing expenses increased $0.2 million, or 2.4%, to $6.1 million for the three months ended June 30, 2002 from $5.9 million for the same period in 2001. Sales and marketing expense as a percentage of revenues were 7.0% for the three months ended June 30, 2002 up from 6.7% for the same period in 2001. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $9.2 million in the period from February 14, 2002 to June 30, 2002. Combined sales and marketing expenses was $11.8 million for the six months ended June 30, 2002. This represents a $0.4 million, or 3.6%, increase over the $11.4 million for the six months ended June 30, 2001. This increase is primarily due to higher headcount and employee-related expenses within the Sales organization for the second quarter of 2002. Sales and marketing expenses as a percentage of revenues were 6.5% in the period from January 1, 2002 to February 13, 2002, 7.1% in the period from February 14, 2002 to June 30, 2002 for a combined total of 6.9% in the period from January 1, 2002 to June 30, 2002, as compared to 6.7% in the period from January 1, 2001 to June 30, 2001.

         General and administrative expenses decreased $1.0 million, or 8.9%, to $10.2 million for the three months ended June 30, 2002 from $11.2 million for the same period in 2001. General and administrative expense as a percentage of revenues were 11.6% for the three months ended June 30, 2002 down from 12.8% for the same period in 2001. General and administrative expenses were $4.3 million in the period from January 1, 2002 to February 13, 2002 and $16.5 million in the period from February 14, 2002 to June 30, 2002. Combined general and administrative expenses was $20.9 million for the six months ended June 30, 2002. This represents a $1.9 million decrease, or 8.2%, from the $22.8 million for the six months ended June 30, 2001. This decrease is primarily due to lower development expenses in addition to the 6% reduction in workforce in April 2002. General and administrative expenses as a percentage of revenue were 10.9% in the period from January 1, 2002 to February 13, 2002, 12.7% in the period from February 14, 2002 to June 30, 2002 for a combined total of 12.3% in the period from January 1, 2002 to June 30, 2002, as compared to 13.3% in the period from January 1, 2001 to June 30, 2001.

         Depreciation and amortization expenses increased $5.8 million, or 173.7%, to $9.2 million for the three months ended June 30, 2002 from $3.3 million for the same period in 2001. Depreciation and amortization expense as a percentage of revenues were 10.5% for the three months ended June 30, 2002 up from 3.8% for the same period in 2001. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $13.7 million in the period from February 14, 2002 to June 30, 2002. Combined depreciation and amortization expense was $15.1 million for the six months ended June 30, 2002. This represents an $8.5 million increase, or 130.3%, over the $6.6 million for the six months ended June 30, 2001. This increase is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of TSI. Depreciation and amortization expenses as a percentage of revenue were 3.7% in the period from January 1, 2002 to February 13, 2002, 10.5% in the period from February 14, 2002 to June 30, 2002 for a combined total of 8.9% in the period from January 1, 2002 to June 30, 2002, up from 3.8% in the period from January 1, 2001 to June 30, 2001.

         Operating income decreased $5.8 million, or 21.2%, to $21.5 million for the three months ended June 30, 2002 from $27.3 million for the same period in 2001. Operating income as a percentage of revenues was 24.6% for the three months ended June 30, 2002 down from 30.9% for the same period in 2001. Operating income was $10.9 million in the period from January 1, 2002 to February 13, 2002 and $31.8 million in the period from February 14, 2002 to June 30, 2002. Combined operating income was $42.7 million for the six months ended June 30, 2002. This represents an $8.1 million decrease, or 15.9%, from the $50.8 million for the six months ended June 30, 2001. This decrease in operating income is primarily due to higher depreciation and amortization expenses offset partially by lower general and administrative expenses. Operating income as a percentage of revenue was 27.3% in the period from January 1, 2002 to February 13, 2002, 24.3% in the period from February 14, 2002 to June 30, 2002 for a combined total of 25.1% in the period from January 1, 2002 to June 30, 2002, down from 29.8% in the period from January 1, 2001 to June 30, 2001.

         Interest income decreased $0.3 million, or 45.8%, to $0.4 million for the three months ended June 30, 2002 from $0.8 million for the same period in 2001. Interest income as a percentage of revenues was 0.4% for the three months ended June 30, 2002 down from 0.9% for the same period in 2001. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $0.6 million in the period from February 14, 2002 to June 30, 2002. Combined interest income was $1.0 million for the six months ended June 30, 2002. This represents a $0.6 million decrease from the $1.6 million interest income for the six months ended June 30, 2001. This decrease is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.4% in the period from February 14, 2002 to June 30, 2002, for a combined total interest income of 0.5% of revenue in the period from January 1, 2002 to June 30, 2002, down from 0.9% of revenue in the period from January 1, 2001 to June 30, 2001.

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

         Income tax expense decreased $8.1 million, or 75.7%, to $2.6 million for the three months ended June 30, 2002 from $10.7 million for the same period in 2001. Income tax expense as a percentage of revenues was 3.0% for the three months ended June 30, 2002 down from 12.2% for the same period in 2001. Income tax expense was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $3.6 million in the period from February 14, 2002 to June 30, 2002. Combined income tax expense was $8.0 million for the six months ended June 30, 2002. This represents a $12.2 million, or 60.4%, decrease from the $20.2 million income tax expense for the six months ended June 30, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Our effective tax rate was 39.0% in the first quarter of 2002 as well as the first quarter of 2001.

         Net income decreased $13.3 million, or 76.8%, to $4.0 million for the three months ended June 30, 2002 from $17.3 million for the same period in 2001. Net income as a percentage of revenues was 4.6% for the three months ended June 30, 2002 down from 19.6% for the same period in 2001. Net income was $6.9 million in the period from January 1, 2002 to February 13, 2002 and $5.6 million in the period from February 14, 2002 to June 30, 2002. Combined net income was $12.5 million for the six months ended June 30, 2002. This represents a $19.8 million, or 61.3%, decrease from the $32.2 million net income for the six months ended June 30, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Net income as a percentage of revenue was 17.3% in the period from January 1, 2002 to February 13, 2002, and 4.1% in the period from February 14, 2002 to June 30, 2002, for a combined total of 7.3% in the period from January 1, 2002 to June 30, 2002, down from 18.9% in the period from January 1, 2001 to June 30, 2001.

         The $9.6 million of accrued preferred unit dividends in the period from February 14, 2002 to June 30, 2002 relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly.

Restructuring

         As part of the acquisition, the company developed a restructuring plan to react to competitive pressures and increase operational efficiency. The plan includes the termination of approximately 78 employees in Tampa and Dallas, or 6%, of the company's workforce and closure of the Dallas office. As a result, the company accrued $3.3 million of expenses in relation to this plan as of February 14, 2002 including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan will be incurred through the first quarter of 2003. The company expects this plan to result in reduced annual expenses of approximately $10.3 million. As of June 30, 2002, $0.7 million of restructuring costs had been paid with an accrual remaining of $2.6 million. On August 29, 2002 the company completed an additional restructuring resulting in the termination of 73 employees or approximately 10% of the company's June 30, 2002 workforce. As a result the company will accrue $2.8 million in severance related costs in August. The payments related to this restructuring will be incurred through May 2003. The company expects this reorganization to result in reduced annual expenses of approximately $9.5 million. Further restructuring may be necessary in light of current economic conditions.

Liquidity and Capital Resources

         During the combined six months ended June 30, 2002, our operations generated $35.7 million of cash compared to $45.5 million for the comparable period in 2001. The decrease is primarily attributable to income tax payments made during the period January 1, 2002 to February 13, 2002 and the payment of closing costs related to the TSI acquisition during the period February 14, 2002 to June 30, 2002. Cash and cash equivalents were $28.2 million at June 30, 2002 as compared to $0.3 million at December 31, 2001, since we participated in a cash sweep program with Verizon prior to the acquisition. Our working capital decreased $84.3 million, from $106.7 million at December 31, 2001 to $22.4 million at June 30, 2002, primarily due to the elimination of the note receivable from Verizon at the acquisition date, the current portion of term note B and higher transition-related expense accruals. Capital expenditures for property and equipment, including capitalized software costs increased from $2.7 million for the six months ended June 30, 2001 to $3.4 million for the combined six months ended June 30, 2002. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002 and $22.5 million in 2001.

         We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue. Our remaining operating lease payment obligations for 2002 total approximately $1.7 million, based on leases in effect at June 30, 2002.

         For fiscal 2002, we expect to spend approximately $15.0 million for capital expenditures, primarily for SS7 network expansion, a one-time cost for new human resources and accounting information systems associated with our separation from Verizon and other ongoing development of new services and capital expenditures. As of June 30, 2002, $3.4 million had been incurred for capital expenditures and we expect the balance will be incurred prior to December 31, 2002. We expect that capital expenditures for fiscal 2003 will be approximately the same.

         We have significant debt service payments including interest in future years. Total cash interest payments related to the revolving credit facility, term B loan and the senior notes will be in excess of $31.0 million in 2002. The principal payment schedules require payments over a five- and seven-year period for the term B loan and the senior notes, respectively, totaling to the following combined principal payments: $15.0 million in 2002, $20.0 million in 2003, $35.0 million in 2004, $45.0 million in 2005 and $178.3 million in 2006.
Principal prepayments are required under certain circumstances and we may be required to make such a prepayment after the end of the 2002 fiscal year.

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

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 addresses financial accounting and reporting for business combinations while FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 141 applies to all business combinations initiated after June 30, 2001 while FAS 142 is required to be applied in fiscal years beginning after December 15, 2001. The adoption of FAS 141 had a material impact on our financial statements due to the segregation of identifiable intangibles separate from goodwill. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. Other than the impact on amortization, the adoption of FAS 142 is not expected to have a material impact on our financial statements although we will be required to review our intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs ("FAS 143"). This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any significant retirements of tangible long-lived assets.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). FAS 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our financial statements, since we are not currently planning to dispose of any significant portions of our long-lived assets.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("FAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. FAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of FAS 145 related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since FAS 145 does not change the amount of gain or loss but only the presentation in the income statement. No early extinguishment of debt is currently expected.

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any restructurings after December 31, 2002.

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

         *10.31   TSI Telecommunication Holdings, Inc. Founders' Stock Option
                  Plan.

         *10.32 Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.

         *10.33   Form of Nonqualified Stock Option Agreement for
                  Non-Management.

          10.34 Senior Management Agreement, dated June 3, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Charles Drexler. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2002.)

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


                                   TSI TELECOMMUNICATION HOLDINGS, LLC.
                                              (Registrant)


Date: September 18, 2002           /s/ Raymond L. Lawless
                                   ----------------------------------
                                          Raymond L. Lawless
                                     Chief Financial Officer and Secretary
                                        (Principal Accounting Officer)


                                   TSI TELECOMMUNICATION HOLDINGS, LLC.
                                              (Registrant)


                                   /s/ Raymond L. Lawless
                                   ----------------------------------
                                          Raymond L. Lawless
                                     Chief Financial Officer and Secretary
                                        (Principal Accounting Officer)

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

         *10.31   TSI Telecommunication Holdings, Inc. Founders' Stock Option
                  Plan.

         *10.32 Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.

         *10.33   Form of Nonqualified Stock Option Agreement for
                  Non-Management.

          10.34 Senior Management Agreement, dated June 3, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Charles Drexler. (Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 2002.)

* Previously filed as exhibits to the registrant's registration statement on Form S-4 (Registration Statement No. 333-88168)