Form 10-Q
period 2002-09-30
TSI TELECOMMUNICATION HOLDINGS LLC; TSI TELECOMMUNICATION SERVICES INC
filed 2002-11-14
CIK 1172638, 1172203

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 333-88168-01
                                                     333-88168

TSI TELECOMMUNICATION HOLDINGS, LLC
TSI TELECOMMUNICATION SERVICES INC.
(Exact name of registrant as specified in its charter)

Delaware Delaware	30-0041664 06-1262301

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of November 13, 2002, there were 2,000 shares of TSI Telecommunication Services Inc.’s no par value common stock outstanding, which are owned of record by TSI Telecommunication Holdings, Inc., a company which is owned by TSI Telecommunication Holdings, LLC.

			Page

PART I:	FINANCIAL INFORMATION

	ITEM 1:	Condensed Consolidated Financial Statements
		Condensed Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002 (unaudited)	3
		Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 (unaudited), the three months ended September 30, 2002 (unaudited), the period from January 1, 2002 to February 13, 2002(unaudited) and the period from February 14, 2002 to September 30, 2002 (unaudited)	4
		Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 (unaudited), the period from January 1, 2002 to February 13, 2002 (unaudited) and the period from February 14, 2002 to September 30, 2002 (unaudited)	5
		Notes to Condensed Consolidated Financial Statements – September 30, 2002 (unaudited)	6
	ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	ITEM 3:	Quantitative and Qualitative Disclosures about Market Risk	25
	ITEM 4:	Controls and Procedures	26

PART II:	OTHER INFORMATION

	ITEM 1:	Legal Proceedings	26
	ITEM 2:	Changes in Securities and Use of Proceeds	26
	ITEM 3:	Defaults Upon Senior Securities	26
	ITEM 4:	Submission of Matters to a Vote of Security Holders	26
	ITEM 5:	Other Information	26
	ITEM 6:	Exhibits and Reports on Form 8-K	26

SIGNATURES	30

EXHIBIT INDEX	35

PART I
FINANCIAL INFORMATION

ITEM 1:         Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	Predecessor December 31, 2001	Successor September 30, 2002 (unaudited)

ASSETS
Current assets:
Cash	$284	$26,382
Accounts receivable, net of allowances of $3,565 and $2,955, respectively	58,922	62,161
Accounts receivable - affiliates	19,495	—
Notes receivable - affiliates	98,912	—
Inventories	99	—
Deferred tax assets	7,122	—
Prepaid and other current assets	1,386	2,141

Total current assets	186,220	90,684

Property and equipment, net	23,656	34,605
Capitalized software, net	7,703	74,022
Deferred finance costs, net	—	16,921
Goodwill	—	331,196
Identifiable intangibles, net	—	276,212
Deferred taxes and other	34,234	—

Total assets	$251,813	$823,640

LIABILITIES AND SHAREHOLDER’S/UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,989	$10,573
Accounts payable - affiliates	3,923	—
Accrued payroll and related benefits	15,126	7,611
Customer advances	1,179	462
Deferred revenue - affiliates and other	3,153	2,603
Other accrued liabilities	45,186	20,600
Current portion of Term Note B, net of discount	—	17,864

Total current liabilities	79,556	59,713

Long-term liabilities:
Pension and other employee benefit obligations	18,301	—
Other liabilities	852	5,119
Subordinated Notes, net of discount	—	240,062
Term Note B, net of discount	—	252,782

Total long-term liabilities	19,153	497,963
Shareholder’s/unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at September 30, 2002	—	252,367
Common Units-an unlimited number authorized, 89,099,099 units issued and 88,828,829 outstanding at September 30, 2002		2,967
Common Stock, no par value; 2,000 shares authorized, issued and outstanding at December 31, 2001	1
Additional paid-in capital	100,903	—
Retained earnings	52,546	10,639
Accumulated other comprehensive loss	(346)	—

Total shareholder’s/unitholders’ equity	153,104	265,973
Less cost of treasury units (270,270 common units )	—	(9)

Total liabilities and shareholder’s/unitholders’ equity	$251,813	$823,640

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Predecessor Three Months Ended September 30, 2001	Predecessor Nine Months Ended September 30, 2001	Predecessor Period from January 1 to February 13, 2002	Successor Three Months Ended September 30, 2002	Successor Period from February 14 to September 30, 2002

Revenues (including $31,366, $96,708, $16,012, $0 and $0 from affiliates)	$95,859	$266,677	$39,996	$85,797	$216,228

Costs and expenses:
Cost of operations (including $8,735, $25,252, $4,419, $0 and $0 from affiliates)	42,532	121,745	20,655	37,182	96,351
Sales and marketing	6,103	17,526	2,614	4,892	14,114
General and administrative (including $1,030, $4,699, $443, $0 and $0 from affiliates)	11,153	33,919	4,341	7,568	24,115
Depreciation and amortization	3,367	9,939	1,464	9,227	22,899
Restructuring	—	—	—	2,845	2,845

	63,155	183,129	29,074	61,714	160,324

Operating income	32,704	83,548	10,922	24,083	55,904
Other income (expense), net:
Interest income (including $607, $1,456, $221, $0 and $0 from affiliates)	1,080	2,709	432	201	752
Interest expense	—	—	—	(15,954)	(39,145)
Other, net	(76)	(79)	(19)	(2)	(7)

	1,004	2,630	413	(15,755)	(38,400)

Income before provision for income taxes	33,708	86,178	11,335	8,328	17,504
Provision for income taxes	13,146	33,374	4,418	3,264	6,865

Net income	20,562	52,804	6,917	5,064	10,639
Preferred unit dividends	—	—	—	(6,633)	(16,238)

Net income (loss) attributable to common stockholder/unitholders	$20,562	$52,804	$6,917	$(1,569)	$(5,599)

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

	Predecessor		Sucesssor

	Nine Months Ended September 30, 2001	Period from January 1 to February 13, 2002	Period from February 14 to September 30, 2002

Cash flows from operating activities
Net Income	$52,804	$6,917	$10,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,939	1,464	29,166
Provision for uncollectible accounts	1,367	1,340	(97)
Deferred income tax benefit (expense)	862	(586)	5,119
Pension and other employee retirement benefits	2,590	546	—
Changes in current assets and liabilities:
Accounts receivable	15,029	15,084	(155)
Other current assets	(1,028)	(1,641)	986
Accounts payable	(9,326)	2,732	(319)
Other current liabilities	6,997	(24,671)	846

Net cash provided by operating activities	79,234	1,185	46,185

Cash flows from investing activities
Capital expenditures	(4,876)	(606)	(8,748)
(Increase) decrease in note receivable-affiliate	(43,040)	35,387	—

Net cash provided by (used in) investing activities	(47,916)	34,781	(8,748)

Cash flows from financing activities
Dividends paid	(33,750)	(11,250)	—
Excess cash received at purchase date	—	—	1,884
Retirement of long-term debt	—	—	(7,500)
Retirement of short-term debt	—	—	(30,430)
Other	—	—	(9)

Net cash used in financing activities	(33,750)	(11,250)	(36,055)

Net increase (decrease) in cash	(2,432)	24,716	1,382
Cash at beginning of period	2,584	284	25,000

Cash at end of period	$152	$25,000	$26,382

Supplemental cash flow information
Interest paid	$—	$—	$26,089
Income taxes paid	19,995	22,554	1,605
Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	$—	$15,264	$—

See Notes to Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

1.      Basis of Presentation

         The accompanying condensed consolidated financial statements of TSI Telecommunication Holdings, LLC (the Ultimate Parent or TSI LLC) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2002 to February 13, 2002 or the period from February 14, 2002 through September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The financial statements include the accounts of TSI LLC, TSI Telecommunication Holdings Inc. (TSI Inc.), TSI Telecommunication Services Inc. (TSI), TSI Finance Company (TSI Finance), and TSI Telecommunication Network Services Inc. (TSI Networks - formerly TSI Networks, Inc.). All significant intercompany balances and transactions have been eliminated.

         On February 14, 2002, TSI Inc. acquired all of the outstanding stock of TSI from Verizon Information Services Inc, a subsidiary of Verizon Communications Inc. (collectively, Verizon). A majority of the common and preferred units issued by TSI LLC at the acquisition date and outstanding at September 30, 2002 are owned by certain funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment fund.

         The term “successor” refers to TSI Telecommunication Holdings, LLC and all of its subsidiaries, including TSI, following the acquisition of TSI on February 14, 2002. The term “predecessor” refers to TSI prior to being acquired by TSI Inc. on February 14, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements of the predecessor at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in TSI LLC’s registration statement on Form S-1/A, number 333-99293, dated September 30, 2002.

2.      Summary of Significant Accounting Policies

Revenue Recognition

         We derive revenues from four primary categories: Technology Interoperability Services, Network Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

•
Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These revenues are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•
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

•	Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. TSI provides turn-key software solutions for which it charges customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•
Other Outsourcing Services primarily generate revenue by charging per-minute-of use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

Allowance for Doubtful Accounts

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general reserve for doubtful accounts by applying a percentage based on the aging category.

Long-lived assets

         We review our long-lived assets including intangibles for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable and we will review goodwill and intangibles at least annually for impairment. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

Restructuring

         We have made estimates of the costs to be incurred as a part of our initial restructuring plan arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. These estimates include the amount of severance and other costs expected to be paid between April 2002 and the first quarter of 2003. We have also made estimates of the costs to be incurred as a part of our August 29, 2002 restructuring. These estimates relate to severance related costs expected to be incurred between August 2002 and the second quarter of 2003. We will review both of these estimates until fully paid.

Purchase Accounting

         We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally-generated information. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, or FAS 141, and No. 142, Goodwill and Other Intangible Assets, or FAS 142. FAS 141 addresses financial accounting and reporting for business combinations while FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 141 applies to all business combinations initiated after June 30, 2001 while FAS 142 is required to be applied in fiscal years beginning after December 15, 2001. The adoption of FAS 141 had a material impact on our 2002 financial statements due to the segregation of identifiable intangibles separate from goodwill. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. Other than the impact on amortization, the adoption of FAS 142 is not expected to have a material impact on our financial statements although we will be required to review our intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement Costs. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any significant retirements of tangible long-lived assets.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our financial statements, since we are not currently planning to dispose of any significant portions of our long-lived assets.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or FAS 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. FAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of FAS 145 related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since FAS 145 does not change the amount of gain or loss but only the presentation in the income statement. No early extinguishment of debt is currently expected.

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any restructurings after December 31, 2002.

3.      Acquisition

         On February 14, 2002, TSI Inc. acquired TSI by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into TSI (the “acquisition”). Pursuant to the merger agreement, Verizon Information Services Inc. received merger consideration equal to $770,000 in cash. Fees and expenses of approximately $37,300 were paid. A working capital adjustment of $1,400 was paid to Verizon in May 2002. TSI Inc. is a corporation formed by TSI LLC, which is owned by GTCR Fund VII, L.P., certain of its affiliates and co-investors, G. Edward Evans (TSI’s chief executive officer) and certain other members of TSI’s management. TSI is a leading provider of mission-critical transaction processing services to wireless telecommunications carriers throughout the world. As a result of the acquisition, the ultimate Parent expects to increase market share due to independence from Verizon.

The acquisition was funded as follows:

Equity contribution	$255,335
Cash held by TSI	25,000
Working capital adjustment paid in May 2002	1,400
Acquisition fees and expenses paid after closing using cash generated from operations	6,948
Senior credit facility
Revolving credit facility	5,430
Term loan, net of discount	275,000
Senior Notes, net of discount	239,570

$808,683

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at February 14, 2002, the date of the acquisition. The determination of the fair value of assets and liabilities at the acquisition date as well as the identification of other intangible assets is continuing, and may ultimately change, but is not expected to be materially different.

February 14, 2002

Cash and other current assets	$91,862
Property and equipment	35,049
Intangible assets not subject to amortization
Trademarks	51,700
Intangible assets subject to amortization—(19 year weighted-average useful life)
Software (11 year weighted-average useful life)	78,532
Contracts (4 year weighted-average useful life)	17,400
Customer Base (20 year weighted-average useful life)	216,600
Deferred financing costs	19,269
Goodwill	331,196

Total assets acquired	841,608

Current liabilities, excluding long-term debt	(66,273)
Long-term debt	(520,000)

Total liabilities assumed	(586,273)

Net assets acquired	$255,335

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and EITF 88-16, Basis in Leveraged Buyout Transactions.

         The purchase accounting adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as of February 14, 2002 and are reflected in all periods subsequent to February 13, 2002. The excess purchase price paid by the Parent over its preliminary estimates of the fair market value of the tangible assets and liabilities of TSI as of the date of the acquisition was approximately $331,196 and is reflected as Goodwill in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2002. The purchase price resulted in the recognition of goodwill due to additional value attributable to TSI’s market share, enterprise product development capabilities and management team.

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

	Predecessor Three Months Ended September 30, 2001	Predecessor Nine Months Ended September 30, 2001	Predecessor Period from January 1 to February 13, 2002

Revenues	$95,859	$266,677	$39,996
Net income	7,227	13,733	1,133
Net income (loss) attributable to common unitholders	$594	$(5,519)	$1,909

4.      Debt

                  As a part of the financing of the acquisition described in Note 3 above, TSI entered into various debt agreements all of which are guaranteed by TSI LLC, TSI Inc., TSI Finance and TSI Networks. The following are the amounts outstanding at September 30, 2002:

$35,000 revolving line of credit, due December 2006, interest payable quarterly, principal payable upon maturity (a)	$—

$285,833 term note due December 2006, interest payable quarterly, principal payable quarterly beginning September 2002—net of discount of $15,187 (a)	270,646

$245,000 Senior Notes due February 2009, bearing interest at 12.75%, interest payable semi-annually beginning August 2002, principal payable upon maturity—net of discount of $4,938 (b)	240,062

Total	510,708
Less current portion	(17,864)

Long-term debt	$492,844

(a)	The senior credit facility provides for aggregate borrowings by TSI of up to $328,333 maturing December 2006 (with net proceeds to us on February 14, 2002 of up to $310,000) as follows:

•
a revolving credit facility of up to $35,000 in revolving credit loans and letters of credit; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $15,000. The outstanding balance of the revolving line of credit is $0 as of September 30, 2002; and

•	a term loan B facility of $293,333 in term loans. Principal outstanding as of September 30, 2002 was $285,833.

         The revolving line of credit and the term note each bear interest at variable rates, at TSI’s option:

•
a base rate generally defined as the sum of (i) the higher of (x) the prime rate (as quoted on the British Banking Association Telerate Page 5) and (y) the federal fund effective rate, plus one half percent (0.50%) per annum) and (ii) an applicable margin (initially 3.50%); or

•
a LIBOR rate generally defined as the sum of (i) the rate at which eurodollar deposits for one, two, three or six months and, if available to the lenders under the applicable credit facility, nine or twelve months (as selected by TSI) are offered in the interbank eurodollar market and (ii) an applicable margin (initially 4.50%).

The term loan B facilities are subject to equal quarterly installments of principal beginning on September 30, 2002 as set forth in the table below:

Year	Term Loan B

2002*	$15,000
2003	20,000
2004	35,000
2005	45,000
2006	178,333

Total	$293,333

*	There will only be two quarterly principal payments in 2002, commencing on September 30, 2002. The first principal payment of $7.5 million was paid on September 30, 2002 as required.

Voluntary prepayments of principal outstanding under the revolving loans are permitted at any time without premium or penalty, upon the giving of proper notice. In addition, TSI is required to prepay amounts outstanding under the senior credit facility in an amount equal to:

•	100% of the net cash proceeds from any sale or issuance of equity by TSI LLC or any of its direct or indirect subsidiaries, subject to certain baskets and exceptions;

•	100% of the net cash proceeds from any incurrence of additional indebtedness (excluding certain permitted debt);

•
100% of the net cash proceeds from any sale or other disposition by TSI LLC, or any of its direct or indirect subsidiaries of any assets, subject to certain reinvestment provisions and excluding certain dispositions in the ordinary course; and

•	100% of excess cash flow for each fiscal year.

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

(b)	The senior notes are general unsecured obligations of TSI, and are unconditionally guaranteed by TSI Inc. and TSI LLC, and each of the domestic subsidiaries of TSI. At any time prior to February 1, 2005, TSI may on any one or more occasions redeem up to 35% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) at a redemption price of 112.75% of the principal amount, plus accrued and unpaid interest and liquidated damages, if any, to the redemption date, with the net cash proceeds of one or more equity offerings by TSI or a contribution to TSI’s common equity capital made with the net cash proceeds of a concurrent equity offering by TSI Inc. or TSI LLC (but excluding any Excluded Capital Contribution, as defined, and any Reserved Contribution, as defined) provided that:

•	At least 65% of the aggregate principal amount of notes issued under the indenture (including additional notes, if any) remains outstanding immediately after the occurrence of such redemption; and

•	The redemption occurs within 60 days of the date of the closing of such equity offering.

Except pursuant to the preceding paragraph, the notes will not be redeemable at TSI’s option prior to February 1, 2006. After February 1, 2006, TSI may redeem all or a part of the notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount), set forth below plus accrued and unpaid interest and liquidated damages, if any, on the notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on February 1 of the years indicated below:

Year	Percentage

2006	106.375%
2007	103.188%
2008	100.000%

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

Distributed Processing Services Agreement

         Verizon has agreed to provide TSI with data center infrastructure and technical support services in support of TSI’s distributed systems processing, including a data center network infrastructure, for a period of 18 months. TSI will pay both monthly labor fees (capped at approximately $241 per month) and maintenance fees (capped at $300 per month). If additional hardware, software or maintenance is added, Verizon will charge TSI additional amounts. Amounts incurred under these agreements total $3,393 and $1,314 from February 14, 2002 to September 30, 2002 and in the three months ended September 30, 2002, respectively.

Mainframe Computing Services Agreement

         Verizon agreed to provide certain mainframe computing and help desk services to TSI, for a period of six months, beginning February 14, 2002. TSI paid Verizon a per service fee depending on the type of service provided. Therefore, monthly payments vary with usage. Typical services included CPU processing time, disk and tape storage, and tape mounts. There were no stated minimum fees. Amounts incurred under these agreements total $3,713 and $1,261 from February 14, 2002 to September 30, 2002 and in the three months ended September 30, 2002, respectively. This total excludes $661 in costs incurred during the period from February 14, 2002 to September 30, 2002 to transition TSI’s data to a new service provider.

Aircraft Lease

         Effective March 1, 2002, TSI entered into an operating lease for the use of an executive aircraft. The lease is for seven years, ending March 1, 2009, and requires monthly payments of $57, plus actual expenses for maintenance, fuel and other usage related charges. TSI has an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650. TSI’s CEO and one of his affiliates will be entitled to use the aircraft and an affiliate of the CEO will pay 25% of the monthly lease and other fixed costs for the aircraft and will reimburse TSI for all operating costs of the aircraft in connection with such use. Amounts incurred by TSI, net of estimated amounts due from TSI’s CEO, totaled $679 and $270 in the period from February 14, 2002 to September 30, 2002 and in the three months ended September 30, 2002, respectively.

Revenue Guaranty Agreement

         Verizon has agreed through December 31, 2005 to make quarterly payments to TSI if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets. The payments due would be calculated as equal to 61.875% of the quarterly shortfall. No payments from Verizon are due under the guaranty agreement for the period from February 14, 2002 to September 30, 2002.

6.      Unitholders’ Interests

         The Ultimate Parent is organized as a limited liability company under the laws of Delaware.

         The ownership interests in TSI LLC consist of Class A Preferred Units, Class B Preferred Units and Common Units. Holders of the Class A Preferred Units and Class B Preferred Units have no voting rights except as required by law. The holders of the Common Units are entitled to one vote per unit on all matters to be voted upon by the unitholders of TSI LLC.

         The Class A Preferred Units are entitled to a cumulative preferred yield of 10.0% per annum, compounded quarterly. Class A Preferred Units may be used as consideration for the repurchase by TSI LLC of Class B Preferred Units and Common Units held by members of our management team who cease to be employed by TSI LLC, TSI Inc. or their respective subsidiaries. At September 30, 2002, no Class A Preferred Units were outstanding.

         The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At September 30, 2002, there were 252,367.50 of Class B Preferred Units outstanding. For the period from February 14, 2002 to September 30, 2002, undeclared and unpaid preferred dividends totaled $16,238.

         The Common Units represent the common equity of TSI LLC. At September 30, 2002, there were 88,828,829 Common Units outstanding.

         Pursuant to the limited liability company agreement, distributions of property of TSI LLC shall be made in the following order:

•	First, holders of Class A Preferred Units, if any, will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•	Second, holders of Class A Preferred Units, if any, will receive a return of their invested capital;

•	Third, holders of Class B Preferred Units will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•	Fourth, holders of Class B Preferred Units will receive a return of their invested capital; and

•	Thereafter, holders of the Common Units will receive all remaining distributions.

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

7.      Stock Options

         On May 16, 2002, TSI Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of TSI Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002. The plans have a term of five years and provide for the granting of options to purchase shares of TSI Inc.’s non-voting common stock.

         Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of TSI Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board reserved 1,000,000 shares of non-voting common stock, par value $.001 per share for issuance under the Founders’ plan and 300,000 shares under the Directors’ plan. As of September 30, 2002, there were options to purchase 295,300 shares outstanding under the Founder’s Stock Option Plan and options to purchase 50,000 shares outstanding under the Directors’ Stock Option Plan.

         All options to be issued under the plans shall be presumed to be nonqualified stock options unless otherwise indicated in the option agreement. Each option will have exercisable life of no more than 10 years from the date of grant for both nonqualified and incentive stock options in the case of grants under the Founders’ Stock Option Plan and under the Directors’ Stock Option Plan. Vesting will vary by grant and will be indicated in the option agreement.

         TSI Inc. accounts for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) will be provided in the Company’s annual financial statements and will be determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of SFAS 123.

8.      Restructurings

         As a part of the acquisition, TSI developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6% of TSI’s workforce and the closure of the Dallas office. As a result, TSI accrued $3,333 of expenses in relation to this plan as of February 14, 2002 including $2,948 for severance related to the reduction in workforce and $385 for costs to relocate employees added as a part of the restructuring. All charges were recognized in the purchase accounting.

         On August 29, 2002 the Company completed an additional restructuring resulting in the termination of 73 employees or approximately 10% of the Company’s workforce. As a result the Company accrued $2,845 in severance related costs in August. The payments related to this restructuring will be incurred through May 2003.

         As of September 30, 2002, $2,226 of the restructuring costs related to these two plans had been paid with an accrual remaining of $3,952. TSI anticipates that all restructuring activities and payments will be complete by second quarter 2003.

9.      Supplemental Condensed Consolidated Financial Information

         TSI’s payment obligations under the senior notes, described in Note 4 above, are guaranteed by the Ultimate Parent, TSI Inc., and all domestic subsidiaries of TSI including TSI Finance and TSI Networks (collectively, the Guarantors). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for the Ultimate Parent (parent only), TSI Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of the Ultimate Parent and the Parent using the equity method of accounting.

CONSOLIDATING BALANCE SHEET
As of September 30, 2002

	TSI LLC	TSI, Inc.	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$—	$26,375	$—	$7	$—	$26,382
Accounts receivable, net of allowances	—	—	32,727	29,443	—	(9)	62,161
Accounts receivable - affiliates	—	—	4,098	9,365	13,349	(26,812)	—
Prepaid and other current assets	—	—	2,141	—	—	—	2,141

Total current assets	—	—	65,341	38,808	13,356	(26,821)	90,684

Property and equipment, net	—	—	17,299	17,306	—	—	34,605
Capitalized software, net of accumulated amortization	—	—	65,628	8,394	—	—	74,022
Deferred finance costs	—	—	16,921	—	—	—	16,921
Goodwill	—	—	201,052	130,144	—	—	331,196
Identifiable intangibles	—	—	148,587	127,625	—	—	276,212
Notes receivable-affiliates	—	—	—	1,985	400,000	(401,985)	—
Investment in subsidiary	265,973	263,989	735,633	—	—	(1,265,595)	—

Total assets	$265,973	$263,989	$1,250,461	$324,262	$413,356	$(1,694,401)	$823,640

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$10,573	$—	$—	$—	$10,573
Accounts payable - affiliates	—	—	9,365	—	—	(9,365)	—
Accrued payroll and related benefits	—	—	7,611	—	—	—	7,611
Customer advances	—	—	462	—	—	—	462
Deferred revenue - affiliates and other	—	—	2,603	—	—	—	2,603
Other accrued liabilities	—	—	38,046	—	—	(17,446)	20,600
Current portion of Term Note B, net of discount	—	—	17,864	—	—	—	17,864

Total current liabilities	—	—	86,524	—	—	(26,811)	59,713

Long-term liabilities:
Other liabilities	—	—	5,119	—	—	—	5,119
Payable to affiliate	9	—	401,985	—	—	(401,994)	—
Subordinated Notes, net of discount	—	—	240,062	—	—	—	240,062
Term Note B, net of discount-less current portion	—	—	252,782	—	—	—	252,782

Total long-term liabilities	9	—	899,948	—	—	(401,994)	497,963
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	252,367
Common Units	2,967	—	—	—	—	—	2,967
Common Stock	—	99	—	—	—	(99)	—
Preferred Stock	—	240,480	—	311,757	—	(552,237)	—
Additional paid-in capital	—	12,771	253,350	1,985	400,025	(668,131)	—
Retained earnings	10,639	10,639	10,639	10,520	13,331	45,129	10,639

Total unitholders’ equity	265,973	263,989	263,989	324,262	413,356	(1,265,596)	265,973
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	(9)

Total liabilities and unitholders’ equity	$265,973	$263,989	$1,250,461	$324,262	$413,356	$(1,694,401)	$823,640

Consolidating Statement of Operations
For the Three Months Ended September 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Revenues	$—	$—	42,294	$43,503	$—	$—	$85,797

Costs and expenses:
Cost of operations	—	—	13,486	23,696	—	—	37,182
Sales and marketing	—	—	3,062	1,830	—	—	4,892
General and administrative	—	—	5,698	1,868	2	—	7,568
Depreciation and amortization	—	—	5,259	3,968	—	—	9,227
Restructuring	—	—	1,788	1,057	—	—	2,845

	—	—	29,293	32,419	2	—	61,714

Operating income	—	—	13,001	11,084	(2)	—	24,083

Other income (expense), net
Income from equity investment	5,064	8,328	24,497	—	—	(37,889)	—
Interest income	—	—	135	66	13,349	(13,349)	201
Interest expense	—	—	(29,303)	—	—	13,349	(15,954)
Other, net	—	—	(2)	—	—	—	(2)

	5,064	8,328	(4,673)	66	13,349	(37,889)	(15,755)

Income before provision for income taxes	5,064	8,328	8,328	11,150	13,347	(37,889)	8,328

Income tax expense	—	3,264	3,264	4,343	—	(7,607)	3,264

Net income	5,064	5,064	5,064	6,807	13,347	(30,282)	5,064

Preferred unit dividends	(6,633)	(9,612)	—	(7,794)	—	17,406	(6,633)

Net income (loss) attributable to common unit holders	$(1,569)	$(4,548)	$5,064	$(987)	$13,347	$(12,876)	$(1,569)

Consolidating Statement of Operations
Period from February 14, 2002 to September 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Revenues	$—	$—	149,791	$66,437	$—	$—	$216,228

Costs and expenses:
Cost of operations	—	—	60,183	36,168	—	—	96,351
Sales and marketing	—	—	11,202	2,912	—	—	14,114
General and administrative	—	—	20,850	3,247	18	—	24,115
Depreciation and amortization	—	—	16,914	5,985	—	—	22,899
Restructuring	—	—	1,788	1,057	—	—	2,845

	—	—	110,937	49,369	18	—	160,324

Operating income	—	—	38,854	17,068	(18)	—	55,904

Other income (expense), net
Income from equity investment	10,639	17,504	50,296	—	—	(78,439)	—
Interest income	—	—	588	164	33,082	(33,082)	752
Interest expense	—	—	(72,227)	—	—	33,082	(39,145)
Other, net	—	—	(7)	—	—	—	(7)

	10,639	17,504	(21,350)	164	33,082	(78,439)	(38,400)

Income before provision for income taxes	10,639	17,504	17,504	17,232	33,064	(78,439)	17,504

Income tax expense	—	6,865	6,865	6,712	—	(13,577)	6,865

Net income	10,639	10,639	10,639	10,520	33,064	(64,862)	10,639

Preferred unit dividends	(16,238)	(23,443)	—	(11,864)	—	35,307	(16,238)

Net income (loss) attributable to common unit holders	$(5,599)	$(12,804)	$10,639	$(1,344)	$33,064	$(29,555)	$(5,599)

Consolidating Statement of Cash Flows
Period from February 14, 2002 to September 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Cash flows from operating activities
Net income	$10,639	$10,639	$10,639	$10,520	$33,064	$(64,862)	$10,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	23,780	5,386	—	—	29,166
Provision for uncollectible accounts	—	—	(97)	—	—	—	(97)
Deferred income tax benefit	—	—	5,119	—	—	—	5,119
Income from equity investment	(10,639)	(17,504)	(50,296)	—	—	78,349	—
Changes in current assets and liabilities:
Accounts receivable	—	—	7,154	(11,407)	(13,349)	17,447	(155)
Other current assets	—	—	1,150	(164)	—	—	986
Accounts payable	—	—	13,030	—	—	(13,349)	(319)
Other current liabilities	—	6,865	11,656	—	—	(17,675)	846

Net cash provided by operating activities	—	—	22,135	4,335	19,715	—	46,185

Cash flows from investing activities
Capital expenditures	—	—	(4,413)	(4,335)	—	—	(8,748)
Dividends received from equity investment	—	—	19,733	—	—	(19,733)	—

Net cash provided by (used in) investing activities	—	—	15,320	(4,335)	—	(19,733)	(8,748)

Cash flows from financing activities
Dividends paid	—	—	—	—	(19,733)	19,733	—
Excess cash received at purchase date	—	—	1,859	—	25	—	1,884
Retirement of long-term debt	—	—	(7,500)	—	—	—	(7,500)
Retirement of short-term debt	—	—	(30,430)	—	—	—	(30,430)
Other	—	—	(9)	—	—	—	(9)

Net cash used in financing activities	—	—	(36,080)	—	(19,708)	19,733	(36,055)

Net increase in cash	—	—	1,375	—	7	—	1,382
Cash at beginning of period	—	—	25,000	—	—	—	25,000

Cash at end of period	$—	$—	$26,375	$—	$7	$—	$26,382

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On February 14, 2002, TSI Telecommunication Holdings, Inc. acquired TSI Telecommunication Services Inc. by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into TSI Telecommunication Services Inc. TSI Telecommunication Holdings, Inc. is wholly owned by TSI Telecommunication Holdings, LLC. TSI Telecommunication Holdings, LLC and TSI Telecommunication Holdings, Inc. have no operations other than their ownership of their direct and indirect subsidiaries. See TSI LLC’s registration statement on Form S-1/A dated September 30, 2002 for further details.

         As a result of applying the required purchase accounting rules, the financial statements of TSI Telecommunication Services Inc. are significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date. The term “successor” refers to TSI Telecommunications Holdings, LLC and all of its subsidiaries, including TSI Telecommunication Services Inc. following the acquisition on February 14, 2002. The term “predecessor” refers to TSI Telecommunication Services Inc. prior to being acquired by TSI Telecommunication Holdings, Inc.

         Prior to February 14, 2002, we operated as a subsidiary of Verizon, and did not operate as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

         The acquisition was accounted for using the purchase method of accounting. As a result, the acquisition will prospectively affect our results of operations in certain significant respects. The aggregate acquisition costs, including the transaction costs, of approximately $808.6 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon estimates of their respective fair values as of the acquisition date and have resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of the Class B Preferred Units now outstanding, our net income attributable to common unit holders is reduced.

Introduction

         We are a leading provider of mission-critical transaction processing services to wireless telecommunication carriers throughout the world. Our services are categorized into the following four groups:

•
Technology Interoperability Services—We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S&E, UniRoam, Wholesale Rating Engine, Access Revenue Management and Message Management.

•
Network Services—We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry’s standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and Caller ID. Our primary services in this group are INLink, Visibility, the SS7 Database Access services, Inpack, and CCNS.

•
Call Processing Services—We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers. Our primary services in this group are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX.

•
Other Outsourcing Services—We provide other value-added outsourcing services including: (i) a prepaid wireless solution that enables wireless carriers to offer prepaid wireless services with national roaming capabilities; (ii) a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and (iii) outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts. Our primary services in this group are Prepaid Wireless, Fleet-On-Track and STREAMLINER

Revenues

         Our revenues are primarily derived from the sale of our Technology Interoperability Services, Network Services and Call Processing Services to telecommunication providers throughout the world. To a lesser extent, we also generate revenues from Other Outsourcing Services. In order to encourage greater usage, we negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, we expect the average price per transaction for many of our products to decline as customers increasingly use our services.

         We believe there is minimal seasonality in our business. However, there is generally a slight increase in wireless roaming telephone usage traffic and corresponding revenues in the high-travel months of the second and third fiscal quarters.

•
Technology Interoperability Services primarily generate revenues by charging per-transaction processing fees. For our wireless roaming, wireline and SMS clearinghouse services, revenues vary based on the number of data/messaging records provided to us by telecommunications carriers for aggregation, translation and distribution among carriers. These records are based on the number of wireless roaming subscriber telephone calls and messages that take place on our customers’ networks. We recognize revenues at the time the transactions are performed.

•
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

•
Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. TSI also provides turnkey software solutions for which it charges customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•
Other Outsourcing Services primarily generate revenue by charging per-minute-of-use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

         The table below indicates the portion of our revenues attributable to Technology Interoperability Services, Network Services, Call Processing Services and Other Outsourcing Services in the periods indicated. Dollars are shown in thousands.

	Predecessor Three Months Ended September 30, 2001	Predecessor Nine Months Ended September 30, 2001	Predecessor Period from January 1 to February 13, 2002	Successor Three Months Ended September 30, 2002	Successor Period from February 14 to September 30, 2002

Technology Interoperability Services	$23,653	$62,824	$8,464	$20,806	$52,805
Network Services	49,825	126,520	22,691	46,230	116,658
Call Processing Services	16,806	50,737	6,429	13,893	33,933
Other Outsourcing Services	5,575	26,596	2,412	4,868	12,832

Total Revenues	$95,859	$266,677	$39,996	$85,797	$216,228

Costs and Expenses

         Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•	Cost of operations includes processing costs, network costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

•	Sales and marketing includes personnel costs, advertising costs, trade show costs and relationship marketing costs.

•
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

•
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

	Predecessor Three Months Ended September 30, 2001	Predecessor Nine Months Ended September 30, 2001	Predecessor Period from January 1 to February 13, 2002	Successor Three Months Ended September 30, 2002	Successor Period from February 14 to September 30, 2002	Combined Nine Months Ended September 30, 2002

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of operations	44.4	45.7	51.6	43.3	44.6	45.7
Sales and marketing	6.4	6.6	6.5	5.7	6.4	6.5
General and administrative	11.6	12.7	10.9	8.8	11.2	11.1
Depreciation and amortization	3.5	3.7	3.7	10.8	10.6	9.5
Restructuring	0.0	0.0	0.0	3.3	1.3	1.1

Total costs and expenses	65.9	68.7	72.7	71.9	74.1	73.9

Operating income	34.1	31.3	27.3	28.1	25.9	26.1
Other income (expense), net:
Interest income	1.2	1.0	1.1	0.2	0.3	0.5
Interest expense	0.0	0.0	0.0	(18.6)	(18.1)	(15.3)
Other, net	(0.1)	0.0	(0.1)	0.0	0.0	0.0

Total other income (expense), net	1.1	1.0	1.0	(18.4)	(17.8)	(14.8)

Income before provision for income taxes	35.2	32.3	28.3	9.7	8.1	11.3
Provision for income taxes	13.7	12.5	11.0	3.8	3.2	4.4

Net income	21.5%	19.8%	17.3%	5.9%	4.9%	6.9%

Comparison of three months and nine months ended September 30, 2001, the three months ended September 30, 2002, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to September 30, 2002

         As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting. However, to aid in the comparison to the nine months ended September 30, 2001, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to September 30, 2002 and included explanations about the effects of purchase accounting. The full nine months ended September 30, 2002 are referred to as “combined” herein.

         Total revenues decreased $10.1 million, or 10.5%, to $85.8 million for the three months ended September 30, 2002 from $95.9 million for the same period in 2001. Total combined revenues for the nine months ended September 30, 2002 were $256.2 million, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to September 30, 2002. This represents a $10.5 million, or 3.9%, decrease from the $266.7 million for the nine months ended September 30, 2001. Combined Network Services experienced increases in revenues for the nine months ended September 30, 2002 compared to the 2001 period, offset by a decrease in Call Processing Services, Technology Interoperability and Other Outsourcing Services revenues. For the three months ended September 30, 2002, decreases in revenues were experienced in each revenue category.

         Technology Interoperability Services revenues decreased $2.8 million, or 12.0%, to $20.8 million for the three months ended September 30, 2002 from $23.7 million for the same period in 2001. Combined Technology Interoperability Services revenues were $61.3 million for the nine months ended September 30, 2002, a $1.6 million, or 2.5%, decrease over the comparable 2001 period of $62.8 million. The revenue decline was due to decreased volumes primarily resulting from the loss of Cingular Wireless as a major customer for ACCESS. This decline was partially offset by increases in our ARM and ACCESS S&E products.

         Network Services revenues decreased $3.6 million, or 7.2%, to $46.2 million for the three months ended September 30, 2002 from $49.8 million for the same period in 2001. Combined Network Services revenues were $139.3 million (including $55.6 million of Off-Network Database Query Fees) for the nine months ended September 30, 2002, a $12.8 million, or 10.1%, increase over the comparable 2001 period of $126.5 million (including $49.6 million of Off-Network Database Query Fees). We experienced significant growth in INLink revenues driven by increased customer connections, strong wireless subscriber roaming-related signaling activity and the growing trend among many telecommunication carriers to outsource all or a portion of their SS7 network, which was partially offset by a decrease in average per-transaction pricing consistent with our pricing strategy. For the three months ended September 30, 2002,

Off-Network Database Queries declined due to the loss of significant customers who migrated off our network. For the same period, Visibility Services declined as several customers have migrated SS7 traffic off our networks and onto their own internal networks.

         Call Processing Services revenues decreased $2.9 million, or 17.3%, to $13.9 million for the three months ended September 30, 2002 from $16.8 million for the same period in 2001. Combined Call Processing Services revenues were $40.4 million for the nine months ended September 30, 2002, a $10.4 million, or 20.4%, decrease from the comparable 2001 period of $50.7 million. This decline is due to a lifecycle migration by carriers, who are moving off TSI’s call processor to implement SS7 connections between their own markets and their roaming partners’ markets.

         Other Outsourcing Services revenues decreased $0.7 million, or 12.7%, to $4.9 million for the three months ended September 30, 2002 from $5.6 million for the same period in 2001. Combined Other Outsourcing Services revenues were $15.2 million for the nine months ended September 30, 2002, a $11.4 million, or 42.7%, decrease from the comparable 2001 period of $26.6 million. The revenue decline is primarily due to the transition of TSI’s telematic services, which was developed exclusively as an interim solution for Verizon.

         Cost of operations decreased $5.4 million, or 12.6%, to $37.2 million for the three months ended September 30, 2002 from $42.5 million for the same period in 2001. Cost of operations as a percentage of revenues was 43.3% for the three months ended September 30, 2002, down from 44.4% for the same period in 2001. Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $96.3 million in the period from February 14, 2002 to September 30, 2002. Combined cost of operations was $117.0 million for the nine months ended September 30, 2002. This represents a $4.7 million decrease, or 3.9%, over the $121.7 million for the nine months ended September 30, 2001. This cost reduction is primarily due to reduced pricing for data processing services from a former affiliate as a result of the TSI acquisition and the workforce restructurings that occurred in April and August of 2002. Cost of operations as a percentage of revenues were 51.6% in the period from January 1, 2002 to February 13, 2002, and 44.6% in the period from February 14, 2002 to September 30, 2002 for a combined total of 45.7% in the nine month period ended September 30, 2002, as compared to 45.7% in the nine months ended September 30, 2001.

         Sales and marketing expenses decreased $1.2 million, or 19.8%, to $4.9 million for the three months ended September 30, 2002 from $6.1 million for the same period in 2001. Sales and marketing expenses as a percentage of revenues were 5.7% for the three months ended September 30, 2002, down from 6.4% for the same period in 2001. Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $14.1 million in the period from February 14, 2002 to September 30, 2002. Combined sales and marketing expenses were $16.7 million for the nine months ended September 30, 2002. This represents a $0.8 million, or 4.6%, decrease over the $17.5 million for the nine months ended September 30, 2001. This decrease is primarily due to lower headcount and employee-related expenses within the sales organization. Sales and marketing expenses as a percentage of revenues were 6.5% in the period from January 1, 2002 to February 13, 2002 and 6.4% in the period from February 14, 2002 to September 30, 2002 for a combined total of 6.5% in the period from January 1, 2002 to September 30, 2002, as compared to 6.6% in the period from January 1, 2001 to September 30, 2001.

         General and administrative expenses decreased $3.6 million, or 32.1%, to $7.6 million for the three months ended September 30, 2002 from $11.2 million for the same period in 2001. General and administrative expenses as a percentage of revenues were 8.8% for the three months ended September 30, 2002, down from 11.6% for the same period in 2001. General and administrative expenses were $4.3 million in the period from January 1, 2002 to February 13, 2002 and $24.1 million in the period from February 14, 2002 to September 30, 2002. Combined general and administrative expenses were $28.4 million for the nine months ended September 30, 2002. This represents a $5.5 million decrease, or 16.1%, from the $33.9 million for the nine months ended September 30, 2001. This decrease is primarily due to lower development expenses in addition to the reductions in workforce in April and August of 2002. General and administrative expenses as a percentage of revenue were 10.9% in the period from January 1, 2002 to February 13, 2002 and 11.2% in the period from February 14, 2002 to September 30, 2002 for a combined total of 11.1% in the period from January 1, 2002 to September 30, 2002, as compared to 12.7% in the period from January 1, 2001 to September 30, 2001.

         Depreciation and amortization expenses increased $5.9 million, or 174.0%, to $9.2 million for the three months ended September 30, 2002 from $3.4 million for the same period in 2001. Depreciation and amortization expenses as a percentage of revenues were 10.8% for the three months ended September 30, 2002, up from 3.5% for the same period in 2001. Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $22.9 million in the period from February 14, 2002 to September 30, 2002. Combined depreciation and amortization expense were $24.4 million for the nine months ended September 30, 2002. This represents an $14.4 million increase, or 145.1%, over the $9.9 million for the nine months ended September 30, 2001. This increase is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of TSI. Depreciation and amortization expenses as a percentage of revenue were 3.7% in the period from January 1, 2002 to February 13, 2002 and 10.6% in the period from February 14, 2002 to September 30, 2002 for a combined total of 9.5% in the period from January 1, 2002 to September 30, 2002, as compared to 3.7% in the period from January 1, 2001 to September 30, 2001.

         Restructuring expense was $2.8 million for the three months ended September 30, 2002. Restructuring expense as a percentage of revenue was 3.3% for the three months ended September 30, 2002. On August 29, 2002, we completed an additional restructuring resulting in the termination of 73 employees, or approximately 10% of the company’s workforce. As a result, we accrued $2.8 million in severance related costs in August. Restructuring expense as a percentage of revenue was 1.3% in the period from February 14, 2002 to September 30, 2002 for a combined total restructuring expense of 1.1% of revenue in the period from January 1, 2002 to September 30, 2002.

         Operating income decreased $8.6 million, or 26.4%, to $24.1 million for the three months ended September 30, 2002 from $32.7 million for the same period in 2001. Operating income as a percentage of revenues was 28.1% for the three months ended September 30, 2002, down from 34.1% for the same period in 2001. Operating income was $10.9 million in the period from January 1, 2002 to February 13, 2002 and $55.9 million in the period from February 14, 2002 to September 30, 2002. Combined operating income was $66.8 million for the nine months ended September 30, 2002. This represents an $16.7 million decrease, or 20.0%, from the $83.5 million for the nine months ended September 30, 2001. This decrease in operating income is primarily due to higher depreciation and amortization expenses offset partially by lower general and administrative expenses. Operating income as a percentage of revenue was 27.3% in the period from January 1, 2002 to February 13, 2002 and 25.9% in the period from February 14, 2002 to September 30, 2002 for a combined total of 26.1% in the period from January 1, 2002 to September 30, 2002, as compared to 31.3% in the period from January 1, 2001 to September 30, 2001.

         Interest income decreased $0.9 million, or 81.4%, to $0.2 million for the three months ended September 30, 2002 from $1.1 million for the same period in 2001. Interest income as a percentage of revenues was 0.2% for the three months ended September 30, 2002, down from 1.2% for the same period in 2001. Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $0.8 million in the period from February 14, 2002 to September 30, 2002. Combined interest income was $1.2 million for the nine months ended September 30, 2002. This represents a $1.5 million decrease, or 56.3%, from the $2.7 million for the nine months ended September 30, 2001. This decrease is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.3% in the period from February 14, 2002 to September 30, 2002, for a combined total interest income of 0.5% of revenue in the period from January 1, 2002 to September 30, 2002, down from 1.0% of revenue in the period from January 1, 2001 to September 30, 2001.

         Interest expense was $15.9 million for the three months ended September 30, 2002. There was no interest expense in 2001. Interest expense as a percentage of revenues was 18.6% for the three months ended September 30, 2002. There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $39.1 million in the period from February 14, 2002 to September 30, 2002, resulting from the issuance of debt in connection with the acquisition of TSI. There was no interest expense for the nine months ended September 30, 2001. Interest expense as a percentage of revenue was 18.1% in the period from February 14, 2002 to September 30, 2002 for a combined total interest expense of 15.3% of revenue in the period from January 1, 2002 to September 30, 2002.

         Income tax expense decreased $9.9 million, or 75.2%, to $3.3 million for the three months ended September 30, 2002 from $13.1 million for the same period in 2001. Income tax expense as a percentage of revenues was 3.8% for the three months ended September 30, 2002, down from 13.7% for the same period in 2001. Income tax expense was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $6.9 million in the period from February 14, 2002 to September 30, 2002. Combined income tax expense was $11.3 million for the nine months ended September 30, 2002. This represents a $22.1 million, or 66.2%, decrease from the $33.4 million for the nine months ended September 30, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Our effective tax rate was 39.0% in the third quarter of 2002 as well as the third quarter of 2001. Income tax expense as a percentage of revenue was 11.0% in the period from January 1, 2002 to February 13, 2002 and 3.2% in the period from February 14, 2002 to September 30, 2002, for a combined total of 4.4% in the period from January 1, 2002 to September 30, 2002, as compared to 12.5% in the period from January 1, 2001 to September 30, 2001.

         Net income decreased $15.5 million, or 75.4%, to $5.1 million for the three months ended September 30, 2002 from $20.6 million for the same period in 2001. Net income as a percentage of revenues was 5.9% for the three months ended September 30, 2002, down from 21.5% for the same period in 2001. Net income was $6.9 million in the period from January 1, 2002 to February 13, 2002 and $10.6 million in the period from February 14, 2002 to September 30, 2002. Combined net income was $17.5 million for the nine months ended September 30, 2002. This represents a $35.2 million, or 66.8%, decrease from the $52.8 million net income for the nine months ended September 30, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Net income as a percentage of revenue was 17.3% in the period from January 1, 2002 to February 13, 2002 and 4.9% in the period from February 14, 2002 to September 30, 2002, for a combined total of 6.9% in the period from January 1, 2002 to September 30, 2002, as compared to 19.8% in the period from January 1, 2001 to September 30, 2001.

         The $16.2 million of undeclared and unpaid preferred unit dividends in the period from February 14, 2002 to September 30, 2002 relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly.

Restructurings

         As part of the acquisition, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan includes the termination of approximately 78 employees in Tampa and Dallas, or 6%, of our workforce and closure of the Dallas office. As a result, we accrued $3.3 million of expenses in relation to this plan as of February 14, 2002, including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan will be incurred through the first quarter of 2003. We expect this plan to result in reduced annual expenses of approximately $10.3 million.

         On August 29, 2002 we completed an additional restructuring resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2.8 million in severance related costs in August 2002. The payments related to this restructuring will be incurred through May 2003. We expect this reorganization to result in reduced annual expenses of approximately $9.5 million. As of September 30, 2002, $2.2 million of these two restructuring plans’ costs had been paid with an accrual remaining of $3.9 million. Further restructuring may be necessary in light of current economic conditions.

Liquidity and Capital Resources

         During the combined nine months ended September 30, 2002, our operations generated $47.3 million of cash compared to $79.2 million for the comparable period in 2001. The decrease is primarily attributable to income tax payments made during the period January 1, 2002 to February 13, 2002, the payment of closing costs related to the TSI acquisition, and interest payments and debt service payments made during the period February 14, 2002 to September 30, 2002. Cash and cash equivalents were $26.4 million at September 30, 2002 as compared to $0.3 million at December 31, 2001, since we participated in a cash sweep program with Verizon prior to the acquisition. Our working capital decreased $75.7 million, from $106.7 million at December 31, 2001 to $31.0 million at September 30, 2002, primarily due to the elimination of the note receivable from Verizon at the acquisition date, the current portion of term note B and higher transition-related expense accruals. Capital expenditures for property and equipment, including capitalized software costs, increased from $4.9 million for the nine months ended September 30, 2001 to $9.4 million for the combined nine months ended September 30, 2002. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002 and $33.8 million in 2001.

         We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue. Our remaining operating lease payment obligations for 2002 total approximately $0.9 million, based on leases in effect at September 30, 2002.

         For fiscal 2002, we expect to spend approximately $15.0 million for capital expenditures, primarily for SS7 network expansion, a one-time cost for new human resources and accounting information systems associated with our separation from Verizon and other ongoing development of new services and capital expenditures. As of September 30, 2002, $9.4 million had been incurred for capital expenditures and we expect the balance will be incurred prior to December 31, 2002. We expect that capital expenditures for fiscal 2003 will be approximately the same.

         We have significant debt service payments including interest in future years. Total cash interest payments related to the revolving credit facility, term B loan and the senior notes will be in excess of $31.0 million in 2002. The principal payment schedules require payments over a five- and seven-year period for the term B loan and the senior notes, respectively, totaling to the following combined principal payments: $15.0 million in 2002, $20.0 million in 2003, $35.0 million in 2004, $45.0 million in 2005 and $178.3 million in 2006. The first principal payment of $7.5 million was paid on the term B loan on September 30, 2002 as required. Principal prepayments are required under certain circumstances and we may be required to make such a prepayment after the end of the 2002 fiscal year.

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

         Our principal source of liquidity will be cash flow generated from operations and borrowings under our new senior credit facility. Our principal use of cash will be to meet debt service requirements, finance our capital expenditures, make acquisitions and provide working capital. We expect that cash available from operations combined with the availability of $35.0 million under our revolving line of credit will be sufficient to fund our operations, debt service and capital expenditures for at least the next 12 months.

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

Effect of Inflation

         Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and nine month periods ending September 30, 2001 and 2002.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, Business Combinations, or FAS 141, and No. 142, Goodwill and Other Intangible Assets, or FAS 142. FAS 141 addresses financial accounting and reporting for business combinations while FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. FAS 141 applies to all business combinations initiated after June 30, 2001 while FAS 142 is required to be applied in fiscal years beginning after December 15, 2001. The adoption of FAS 141 had a material impact on our financial statements due to the segregation of identifiable intangibles separate from goodwill. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. Other than the impact on amortization, the adoption of FAS 142 is not expected to have a material impact on our financial statements although we will be required to review our intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses.

         In June 2001, the Financial Accounting Standards Board issued Statement No. 143, Accounting for Asset Retirement

Costs. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is required to be applied in fiscal years beginning after June 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any significant retirements of tangible long-lived assets.

         In August 2001, the Financial Accounting Standards Board issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144 provides guidance on differentiating between assets held and used and assets to be disposed of. This Statement is required to be applied in fiscal years beginning after December 15, 2001. The adoption of this Statement is not expected to have a material impact on our financial statements, since we are not currently planning to dispose of any significant portions of our long-lived assets.

         In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or FAS 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. FAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of FAS 145 related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for financial statements issued on or after May 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since FAS 145 does not change the amount of gain or loss but only the presentation in the income statement. No early extinguishment of debt is currently expected.

         In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since we are not currently planning any restructurings after December 31, 2002.

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

Interest Rate Market Risk

         We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of September 30, 2002, we had variable rate debt of approximately $285.8 million ($270.6 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.9 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of September 30, 2002, we were not required to enter into interest rate protection agreements.

ITEM 4:	CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

         We are a party to various legal proceedings arising in the ordinary course of business. We do not believe that those claims, individually or combined, will have a material adverse effect on our business, financial condition or operating results.

ITEM 2:	C HANGES IN SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

(d) None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On August 2, 2002, our stockholders approved the adoption of the TSI Telecommunication Holdings, Inc. Non-Employee Directors’ Stock Option Plan. The approval was accomplished by unanimous written consent.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.

*3.2	Bylaws of TSI Telecommunication Services Inc.

*3.3	Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.

*3.4	Bylaws of TSI Telecommunication Holdings, Inc.

*4.1	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.

*4.2	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.

*4.3	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.

*4.4	Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.

*4.5	Form of Rule 144A Global Note.

*4.6	Form of Regulation S Global Note.

*4.7	Form of Exchange Note.

*10.1	Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.

*10.2	Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.

*10.3	Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.

*10.4	Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

*10.5 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and G. Edward Evans.

*10.6 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.

*10.7 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O’ Brien.

*10.8 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.

*10.9 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.

*10.10 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.

*10.11 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.

*10.12 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.

*10.13 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.

*10.14 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.

*10.15	Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.

*10.16	Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

*10.17	Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.

*10.18	Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.

*10.19	Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, and Snowlake Investment Pte Ltd. LLC

*10.20	Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.

*10.21	Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.

*10.22	Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.

*10.23	Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

*10.24	Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

*10.25	Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P.,GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI elecommunication Holdings, LLC.

*10.26	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services, Inc.

*10.27	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.

*10.28	Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.

*10.29	Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon

Information Technologies Inc. and TSI Telecommunication Services, Inc.

*10.30	Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services, Inc.

*10.31 †	TSI Telecommunication Holdings, Inc. Founders’ Stock Option Plan.

*10.32 †	Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.

*10.33 †	Form of Nonqualified Stock Option Agreement for Non-Management.

**10.34 †	TSI Telecommunication Holdings, Inc. Non-Employee Directors Stock Option Plan.

**10.35 †	Form of Nonqualified Stock Option Agreement.

**10.36 †	Senior Management Agreement, dated June 3, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Charles Drexler. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002).

†	Compensatory plan or agreement.

*	Previously filed as exhibits to the registrant's registration statement on Form S-4 (Registration Statement No. 333-88168).

**	Previously filed as exhibits to the registrant's registration statement on Form S-1/A (Registration Statement No. 333-99293).

(b)	REPORTS ON FORM 8-K

The registrant filed the following reports on Form 8-K during the third quarter of 2002.

*	The registrant filed a Current Report on Form 8-K on August 7, 2002, under “Item 5. Other Events ” reporting on TSI Telecommunication Services Inc.’s results for the first quarter of 2002.
*	The registrant filed a Current Report on Form 8-K on August 14, 2002, under “Item 9. Regulation FD Disclosure” certifications of the second quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
*	The registrant filed a Current Report on Form 8-K on September 10, 2002, under “Item 9. Regulation FD Disclosure” certifications of the second quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
*	The registrant filed a Current Report on Form 8-K on September 19, 2002, under “Item 9. Regulation FD Disclosure” certifications of the amended second quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TSI TELECOMMUNICATION HOLDINGS, LLC (Registrant)
Date: November 13, 2002	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)

TSI TELECOMMUNICATION SERVICES INC. (Registrant)
/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer and Secretary (Authorized Officer and Principal Accounting Officer)

CERTIFICATIONS FOR FORM 10-Q

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Holdings, LLC (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

TSI Telecommunication Holdings, LLC
Date: November 13, 2002	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-Q

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Services Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

TSI Telecommunication Services Inc.
Date: November 13, 2002	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-Q

I, G. Edward Evans, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Holdings, LLC (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

TSI Telecommunication Holdings, LLC
Date: November 13, 2002	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer and Director

CERTIFICATIONS FOR FORM 10-Q

I, G. Edward Evans, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TSI Telecommunication Services Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

TSI Telecommunication Services Inc.
Date: November 13, 2002	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer and Director

TSI TELECOMMUNICATION HOLDINGS, LLC
TSI TELECOMMUNICATION SERVICES INC.

EXHIBIT INDEX

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.

*3.2	Bylaws of TSI Telecommunication Services Inc.

*3.3	Amended and Restated Certificate of Incorporation of TSI Telecommunication Holdings, Inc.

*3.4	Bylaws of TSI Telecommunication Holdings, Inc.

*4.1	Purchase Agreement, dated February 5, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc.

*4.2	Indenture, dated February 14, 2002, among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and The Bank of New York, as trustee.

*4.3	Exchange and Registration Rights Agreement, dated March 27, 2001, by and among TSI Merger Sub, Inc., TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc., TSI Finance Inc. and Lehman Brothers Inc

*4.4	Notation of Guarantee, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Networks Inc. and TSI Finance Inc.

*4.5	Form of Rule 144A Global Note.

*4.6	Form of Regulation S Global Note.

*4.7	Form of Exchange Note.

*10.1	Credit Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, Inc., TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc., as Borrower, the several Lenders from time to time parties thereto, Lehman Brothers Inc., as Lead Arranger and Book Manager and Lehman Commercial Paper Inc., as Administrative Agent.

*10.2	Guarantee and Collateral Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Holdings, Inc., TSI Telecommunication Services Inc. and certain of their respective Subsidiaries, and Lehman Commercial Paper Inc., as Administrative Agent.

*10.3	Intellectual Property Security Agreement, dated February 14, 2002, between TSI Telecommunication Services Inc. and Lehman Commercial Paper Inc., as administrative agent.

*10.4	Guaranty of Wireless Revenue, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

*10.5 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and G. Edward Evans.

*10.6 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Raymond L. Lawless.

*10.7 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael O’ Brien.

*10.8 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Paul A. Wilcock.

*10.9 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Wayne Nelson.

*10.10 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Clark.

*10.11 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Douglas Meyn.

*10.12 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Gilbert Mosher.

*10.13 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Christine Wilson Strom.

*10.14 †	Senior Management Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Robert Garcia, Jr.

*10.15	Consulting Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, TSI Merger Sub, Inc. and Michael Hartman.

*10.16	Securityholders Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

*10.17	Unit Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, L.P.

*10.18	Stock Purchase Agreement, dated February 14, 2002, by and between TSI Communication Holdings, Inc. and TSI Communication Holdings, LLC.

*10.19	Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, and Snowlake Investment Pte Ltd. LLC

*10.20	Co-Interest Purchase Agreement, dated February 14, 2002, between TSI Telecommunication Holdings, LLC and Project Networks Partners LLC.

*10.21	Purchase Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, Christian Schiller, Arnis Kins and John Kins.

*10.22	Professional Services Agreement, dated February 14, 2002, between GTCR Golder Rauner, L.L.C. and TSI Merger Sub, Inc.

*10.23	Transition Services Agreement, dated February 14, 2002, between Verizon Information Services Inc. and TSI Telecommunication Services Inc.

*10.24	Registration Agreement, dated February 14, 2002, among TSI Telecommunication Holdings, LLC, GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest L.P., G. Edward Evans, Raymond L. Lawless, Robert Clark, Robert Garcia, Jr., Douglas Meyn, Gilbert Mosher, Wayne Nelson, Michael O’Brien, Christine Wilson Strom, Paul Wilcock, Rajesh Shah, Christian Schiller, Arnis Kins, John Kins and Snowlake Investment Pte Ltd.

*10.25	Inducement Agreement, dated February 14, 2002, among GTCR Fund VII, L.P., GTCR Fund VII/A, L.P.,GTCR Co-Invest, L.P., Snowlake Investment Pte Ltd, GTCR Capital Partners, L.P. and TSI elecommunication Holdings, LLC.

*10.26	Termination Agreement and Release (Verizon Data Services), dated February 14, 2002, between Verizon Data Services, Inc. and TSI Telecommunication Services, Inc.

*10.27	Intellectual Property Agreement, dated February 14, 2002, among Verizon Information Services, Inc., Verizon Communications Inc. and TSI Telecommunication Services Inc.

*10.28	Intellectual Property Letter Agreement, dated February 14, 2002, among Verizon Information Services, Inc., TSI Telecommunication Services Inc. and TSI Telecommunication Holdings, Inc.

*10.29	Mainframe Computing Services Agreement, dated February 14, 2002, between Verizon Information Technologies Inc. and TSI Telecommunication Services, Inc.

*10.30	Distributed Processing Services Agreement, dated February 14, 2002, by and between Verizon Information Technologies Inc. and TSI Telecommunications Services, Inc.

*10.31 †	TSI Telecommunication Holdings, Inc. Founders’ Stock Option Plan.

*10.32 †	Form of Nonqualified Stock Option Plan Stock Option Agreement for Management.

*10.33 †	Form of Nonqualified Stock Option Agreement for Non-Management.

**10.3†4	TSI Telecommunication Holdings, Inc. Non-Employee Directors Stock Option Plan.

**10.35 †	Form of Nonqualified Stock Option Agreement.

**10.36 †	Senior Management Agreement, dated June 3, 2002, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Charles Drexler. (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002.)

†	Compensatory plan or agreement.

*	Previously filed as exhibits to the registrant’s registration statement on Form S-4 (Registration Statement No. 333-88168).

**	Previously filed as exhibits to the registrant’s registration statement on Form S-1/A (Registration Statement No. 333-99293).