Form 10-K
period 2002-12-31
TSI TELECOMMUNICATION HOLDINGS LLC; TSI TELECOMMUNICATION SERVICES INC
filed 2003-03-27
CIK 1172638, 1172203

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 333-88168-01
                                                    333-88168

TSI TELECOMMUNICATION HOLDINGS, LLC

TSI TELECOMMUNICATION SERVICES INC.

(Exact name of registrant as specified in its charter)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	30-0041664 06-1262301 (I.R.S. Employer Identification No.)

201 N. Franklin Street, Suite 700
Tampa, Fl 33602
(Address of principal executive office)
(Zip code)

(813) 273-3000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 26, 2003, there were 2,000 shares of TSI Telecommunication Services Inc.’s no par value common stock outstanding, which are owned of record by TSI Telecommunication Holdings, Inc., a company which is wholly owned by TSI Telecommunication Holdings, LLC.

TSI TELECOMMUNICATION HOLDINGS, LLC
TSI TELECOMMUNICATION SERVICES INC.
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2002

Signatures	80

Certifications	82

Exhibit Index	86

PART 1

ITEM 1.          BUSINESS

Overview

We are a global communications technology company specializing in innovative business and network engineering solutions that manage and interconnect voice and data systems throughout the world. Our services include transaction-based technology interoperability, network and call processing services that simplify the interconnection and management of complex voice and data networks. We address technology interoperability complexities as the largest clearinghouse in the United States for the billing and settlement of wireless roaming telephone calls, with an estimated market share of over 60% in 2001 based on billable wireless roaming telephone call transaction volume. We also own one of the largest unaffiliated Signaling System 7 (SS7) networks in the United States. SS7 is the telecommunication industry’s standard network signaling protocol used by nearly all carriers to enable the setup and delivery of wireless and wireline telephone calls. Our network services also allow our customers to access intelligent network services and monitor network performance and subscriber activity on a real-time basis. In addition, we are the industry’s leading developer and provider of call processing solutions that enable seamless regional, national and international wireless roaming telephone service.

Industry Trends

Demand for our services is driven primarily by the number of wireless telephone subscribers, the volume of wireless roaming telephone calls and the increasing technological complexities associated with the proliferation of different communication standards and protocols within telecommunication networks. The number of U.S. wireless subscribers has grown from 14.7 million in 1993 to 141.6 million in 2002, according to the Cellular Telecommunications and Internet Association, (the CTIA). Kagan World Media estimates that the U.S. wireless subscriber base is expected to grow to over 215.0 million by 2007. Similarly, the annual number of billable wireless minutes of use for roaming telephone calls has increased from 407.8 million in 1993 to 300 billion in 2002 according to the CTIA. In conjunction with the projected growth in the number of U.S. wireless subscribers, we believe the annual number of billable wireless roaming telephone calls will also continue to increase. Growth in wireless subscribers and wireless roaming telephone calls has been driven by improved wireless service quality, decreased cost of service and increased wireless telephone service coverage both in the U.S. and abroad. Wireless telephone service coverage has increased due to the build out of networks in new and existing markets and increased roaming arrangements among carriers that allow customers of one carrier to use another carrier’s network while traveling out of the subscribers’ home market.

These developments have been accompanied by increased technological complexities associated with the proliferation of different network architectures, including various mobile switch types (e.g., Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (e.g., CDMA, TDMA, GSM and 3G technologies), distinct billing record formats (e.g., CIBER and TAP) and multiple network protocols (e.g., X.25, Frame Relay, SS7 and IP). Despite these complexities, wireless carriers are required to provide seamless regional, national and international wireless telephone service coverage in order to attract and retain subscribers. We expect these complexities to increase as wireless carriers introduce new network technologies to enable wireless messaging, data and e-commerce solutions.

An added complexity to the wireless industry is the federal mandate requiring carriers to offer wireless number portability (WNP). The implementation of WNP impacts nearly every system within a carrier’s operations, including network signaling and routing, switch upgrades, billing, point of sale and customer service. The Federal Communications Commission (FCC) mandate, which allows customers to change their telecommunications service provider while keeping their existing telephone number, requires wireless carriers to change or “port” and activate a customer’s service within 2.5 business hours of the initial customer request. By November 2003, wireless operators must offer full portability throughout their networks, including the ability to support roaming. In order to port numbers, carriers need to exchange information with other carriers and transmit information to the regional Number Portability Administration Centers (NPACs). The business and technical impacts of this mandate present significant revenue opportunities for TSI, as the implementation and management of WNP technical solutions is not a core competency of carriers.

These technological challenges and federal mandates have made revenue assurance, cost management and delivery of quality service increasingly difficult for carriers. As a result, we believe wireless carriers will increasingly utilize trusted third-party service providers that offer outsourced solutions to assist in the management of interoperability, network and call processing complexities. We believe we offer the most comprehensive and advanced suite of services to meet these carriers’ needs. Our proven capabilities position us well to continue developing innovative solutions to enhance the technological advantage of our services and meet the industry’s evolving requirements.

Services

We provide a diverse set of services to meet the evolving requirements of the telecommunication services industry. These services include:

•    Network Services.   We provide our customers with connectivity to our SS7 network and other widely used communications networks (e.g., X.25, Frame Relay and IP). SS7 is the telecommunication industry’s standard network signaling protocol used by almost every carrier in North America to enable the setup and delivery of wireless and wireline telephone calls. A telephone call has two components: the call content (e.g., voice, video or data) and the signaling information (e.g., caller information, number called and subscriber validation). SS7 is the transport network for this signaling information. We also provide Web-based analysis and reporting services, allowing our customers to access real-time subscriber activity, monitor their networks, troubleshoot customer care issues and handle network management tasks seamlessly. In addition, use of our SS7 network facilitates access to intelligent network services, such as local number portability (LNP), line information database (LIDB), toll-free database and Caller ID.

•    Technology Interoperability Services.   We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the processing of roaming billing and short message service (SMS) transactions across substantially all network, signaling, billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure, confidential and timely basis.

•    Call Processing Services.   We offer telecommunication carriers comprehensive call processing services that employ advanced technologies to provide subscriber verification, call delivery and technical fraud detection and prevention regardless of switch type, billing format or signaling standard. These services support seamless regional, national and international telephone roaming service for wireless subscribers.

•    Other Outsourcing Services.   We provide other value-added outsourcing services including: (i) a prepaid wireless solution that enables wireless carriers to offer prepaid wireless services with national roaming capabilities; (ii) a telematics solution that enables trucking and distribution companies to track vehicle location and improve fleet utilization and (iii) outsourced services that enhance carriers’ ability to manage and consolidate billing for their enterprise customer accounts.

Our revenues are primarily generated from transaction-based processing fees. These fees are based on the number of roaming calls/events, the number of automatic, periodic electronic signals sent over our network to locate and track subscribers and the number of call detail and billing records cleared. Each time a mobile phone user turns on their phone, a transaction is generated. Further use of the phone to place or receive calls or to use specialized services generates transactions for which TSI can charge the wireless service provider.

In addition, we earn fixed monthly fees for network connections, principally to our SS7 network, as well as circuit and port fees.

Customers

We serve more than 250 telecommunication service providers worldwide. Our customer base includes all of the top ten wireless carriers in the United States, including AT&T Wireless, Cingular Wireless, Sprint PCS, Verizon Wireless and T-Mobile. We also serve wireless companies in Latin America, Asia Pacific and Europe, including China Unicom, NTT DoCoMo, T-Mobile International, Telstra, Telefónica, and Telcel among others. In addition, we provide services to wireline providers such as competitive local exchange carriers, local exchange carriers and interexchange carriers. We have a revenue guaranty agreement with respect to revenues from our largest customer, Verizon Wireless. See “Certain Relationships and Related Transactions.”

Competitive Strengths

We believe that the following strengths will allow us to continue to enhance our operating profitability and cash flow:

•    Market leader in wireless technology interoperability and call processing.   We believe that we offer the most comprehensive and advanced suite of technology interoperability and call processing services to the telecommunication industry. Our technology interoperability services are designed to allow seamless communications between wireless carriers regardless of the communication standards and protocols deployed on their networks. We are the largest wireless clearinghouse in the United States, processing over 60% of the billable wireless roaming telephone calls reported by the CTIA in 2001. Wireless clearing and financial settlement support has been a core service offering since our inception and has allowed us to develop trusted third-party relationships with many telecommunication service providers by securely accessing and managing their proprietary subscriber and network data. In addition, we developed many of the wireless industry’s first and leading call processing solutions that enable wireless customers to make and receive calls while roaming regionally, nationally or internationally.

•    Premier SS7 network provider.   We own and operate one of the largest unaffiliated SS7 networks in North America and provide complementary intelligent network and network monitoring services to telecommunication and data network providers. As a single SS7 and intelligent network services source, we provide our customers cost-effective connectivity to the signaling networks of substantially the entire U.S. public-switched telecommunication network, connectivity to international gateways as well as an array of network-enabled services. We believe our SS7 services will continue to grow as carriers as well as enterprise customers increasingly outsource SS7 network connectivity, management and monitoring. We believe this outsourcing trend by carriers is and will continue to be driven by the significant capital required to build a national SS7 network, the cost of providing the required connectivity to all the major domestic SS7 network providers and the technical expertise required to manage the network. Additionally, demand continues to grow for the ancillary services that the SS7 network supports, such as local number portability and calling features. Due to a considerable investment to upgrade our network in 2002, we have the ability to package derivative database products that will convert what was formerly pass-through revenue to margin revenue in what is forecasted to be a sizeable market opportunity.

•    Strong customer relationships.   Historically, we have experienced minimal customer turnover with contract renewal rates averaging approximately 89% over the last three years. We serve more than 250 telecommunication service providers worldwide. We currently serve all of the top ten wireless carriers in the United States and provide services to a variety of wireline providers. We also have a highly active and respected customer users’ group, which consists of representatives from over 200 customers including AT&T Wireless, Cingular Wireless, Dobson Communications, Sprint PCS and Verizon Wireless. The TSI Users’ Group allows customers to play a significant role in the development, enhancement and evaluation of our services through monthly meetings. Interaction with this group reduces our research and development expenses and speeds new product development, enhancement and market introduction.

•    History of innovative product development.   We have built our business and reputation by continually identifying new opportunities in the telecommunication marketplace and designing comprehensive solutions that meet carriers’ evolving technology interoperability, network and call processing needs. Our history includes the development of (i) the first automatic roaming call delivery service (Follow Me Roaming), (ii) the first online roaming subscriber monitoring and support system for the industry (Visibility), (iii) the first commercial fraud profiler (FraudX), (iv) the first seamless international roaming solution (UniRoam), (v) our own proprietary IS-41 call processor and (vi) the first nationwide telematics application (OnStar). In addition, we are recognized as a leader in defining and developing industry standards through our work with organizations such as the CTIA, GSM Association (GSMA), CDMA Development Group (CDG) and CIBERNET. For example, we were one of the primary leaders within the GSMA in developing its globally deployed uniform billing standard, TAP3. More recent innovations include the development of a comprehensive suite of services to implement and manage wireless number portability including service order administration, inter-carrier communications, fallout management, work flow management and porting center management and administration.

•    Proven business model. We offer mission-critical business and network engineering solutions that manage and interconnect voice and data systems in 26 countries throughout North America, Central and Latin America, Asia Pacific and Europe through a service bureau model that provides us with a strong base of recurring revenues and cash flows. Our transaction-based business model and ability to leverage our fixed cost base offer advantageous scale economies that give us a significant competitive advantage. Beginning in fiscal 1998 through fiscal 2002, we have achieved revenue growth averaging 9.0% annually and EBITDA margins in excess of 28.6%. We believe that the cost, time and potential disruption incurred by a customer in moving to a competitor’s service offering are significant, further strengthening the stability of our revenue base.

•    Positioned to capitalize on emerging communication industry technologies.   We believe the introduction of 2.5G and 3G wireless services (i.e., EDGE, GPRS, wCDMA, CDMA2000 and 1xRTT) will increase the technological complexity of wireless networks and increase the demand for our suite of services. We also believe that our market leadership, strong customer relationships and technical expertise position us well to capitalize both on next generation networks and emerging mobile data technology complexities. In addition, as one of the largest providers of outsourced SS7 and intelligent network services in the United States, we are strategically positioned to provide services to traditional wireless and wireline telecommunication providers, as well as Internet Protocol-based (IP-based) service providers who must access existing public-switched telecommunication networks to serve and expand their customer base. Likewise, we are well positioned to provide consultation and services to new entrants to the telecom market such as Internet content and application developers and wireless local area network (WLAN) providers.

•    Strong management team.   In February 2002, G. Edward Evans became our Chief Executive Officer and Raymond L. Lawless became our Chief Financial Officer. Mr. Evans is a wireless industry leader with extensive experience as President and Chief Operating Officer of Dobson Communications since March 2000, as President of Dobson Communications’ cellular subsidiaries from 1997 to 2000 and in a variety of management positions with BellSouth and GTE from 1989 to 1996. During Mr. Evans’ tenure, Dobson Communications grew from a regional rural wireless company to become one of the largest wireless providers in North America. Mr. Evans is also a board member of the CTIA and Carolina West Wireless. Mr. Lawless is an experienced executive in the telecommunication industry. He served as Vice President Finance and Treasurer for Intermedia Communications Inc. from 1997 to 2001. Prior to Intermedia, Mr. Lawless spent 18 years at Bell Atlantic Corporation in various finance positions. Our senior executive team averages 17 years of experience in the telecommunication industry. We have issued or reserved for issuance to our senior management team 12.0% of our common equity.

Business Strategy

We intend to continue to strengthen our market leadership position, maximize profitability and enhance cash flow through the following strategies:

•    Further penetrate our existing customer base.   We intend to continue to aggressively market our current suite of services to our existing customers in order to further diversify our revenue stream and increase per customer revenues. We believe there are significant opportunities to cross-sell our services and further penetrate our existing customers. Many of our customers do not currently purchase all of our available services.

•    Enhance existing services suite through continued development.   We intend to continue addressing customer needs and drive industry standards with industry-leading innovations that enhances the technological advantage of our services. One of our strengths is the technological sophistication and functionality of our services. We take a collaborative approach to service development, leveraging our strong customer relationships as well as our central role in information exchange and problem definition within the wireless industry to continue to meet the demands of our customer base.

•    Develop innovative new services.   We are dedicated to understanding the requirements of our customer base and developing innovative new services to meet the industry’s evolving technology interoperability, network and call processing needs. Throughout our history, we have been successful in identifying and developing mission-critical solutions for carriers. Through our relationships, ongoing dialogue with customers and participation in various industry organizations, we believe we will continue to identify emerging carrier technology complexities. We believe that our proven internal capabilities position us well to develop innovative services to respond to and solve these industry needs.

•    Capitalize on near-term opportunity in the emerging mobile data market.   We are well positioned to capitalize on the emerging mobile data market. Our private IP data service, Inpack, provides connectivity between carriers to allow roaming GSM subscribers to access their home carrier’s data services. Our Message Manager solution enables network access, protocol translation and conversion, routing and delivery of SMS across carrier networks. Our Event Manager solution will addresses clearing and financial settlement for IP-based events such as messaging, m-commerce, mobile financial information services and transactions and Internet content.

Demand is growing for mobile, high-speed access to the Internet, corporate intranet and other data applications while traveling. “Virtual” workspaces are being deployed in airports, hotels, cafés and home offices by wireless Internet service providers (WISPs) in these venues. To meet the demand for this type of wireless connectivity, operators must supplement their networks with wireless local area network (WLAN) or “Wi-Fi” access. Our suite of Wi-Fi services addresses the interoperability and business needs associated with this rapidly emerging service.

We believe all of these services will help carriers solve the complexities that arise from the deployment of new wireless data technologies.

•    Penetrate global markets.   The number of global wireless subscribers is expected to grow from 1 billion in today to over 2.2 billion by 2005, according to the market research firm EMC (London). We are pursuing additional expansion opportunities in markets outside of North America that we believe will experience high growth and consequently have physically located sales and technical support personnel in Europe and Asia Pacific and are targeting opportunities in Central and Latin America, Europe and Asia Pacific. We have developed customer relationships with China Unicom, NTT DoCoMo, Hutchison, T-Mobile International, Telefónica and Telstra, among others, many of whom own additional properties throughout the world. Demand for our services globally is driven by carriers’ needs to interconnect national and regional networks to facilitate international wireless roaming and financial clearing and settlement. In addition, complications arising from geographic variations in switch software, message routing standards, network transport and signaling protocols create opportunities to leverage our strong capabilities.

•    Expand customer base.   We seek to expand our customer base by targeting new telecommunication carriers, as well as customers outside of the traditional wireless and wireline telecommunication services industry. We believe that our separation from Verizon Communications Inc. may allow us to sell additional services to existing customers and to new customers that are Verizon competitors who that may have been concerned that using our services would benefit Verizon. In addition, the convergence of traditional telecommunication networks and IP networks has increased communications complexities and expanded the number of market participants, which include Internet service providers (ISPs), wireless ISPs, content providers, enterprises, mobile virtual network operators (MVNOs) and IP telephony providers. We expect that many of these new market participants will use our technology interoperability, network and call processing services.

•    Opportunistically acquire complementary businesses.   We will explore the possibility of acquiring companies that possess complementary service offerings, technologies and/or customer relationships both in the U.S. and internationally. Through these types of acquisitions, we believe we can broaden our market reach, increase our service offering and enhance our ability to continue providing industry-leading solutions to our customers.

Industry Overview

Wireless Industry

The first wireless carriers in the United States built out their wireless networks by purchasing licenses for analog spectrum and deploying networks on a regional basis. Since then the number of domestic wireless carriers has grown significantly to include hundreds of domestic wireless carriers. In order to improve the quality and decrease the cost of wireless services, carriers introduced new technologies, including second generation (2G) digital air-interface protocols (e.g., TDMA, CDMA and GSM). These improvements increased the U.S. wireless subscriber base from 14.7 million in 1993 to 141.6 million in 2002 (CTIA). The U.S. wireless subscriber base is expected to grow to over 215.0 million by 2005 (Kagan World Media). In addition, the number of total wireless minutes of use has grown to nearly 300 billion in 2002 (CTIA). The significant growth in wireless subscribers and wireless calls has driven our growth and we believe this trend will continue.

With the introduction by carriers of 2.5G and 3G services, we expect that the technological and business complexities of the wireless industry will continue to increase. These complexities will be compounded by the introduction of new technologies (e.g., wCDMA, CDMA2000, EDGE, GPRS and 1xRTT), the inclusion of new industry participants (e.g., MVNOs, content providers, advertisers and enterprises) and the introduction of new and advanced services (e.g., m-commerce, SMS, mobile data, location, security, privacy and gateway functions). Interoperability providers like us will be needed to ensure that legacy systems communicate with emerging technologies. We believe that we are well positioned to continue developing innovative solutions that address these increasing complexities by utilizing our broad base of technological skills and our well-established reputation within the telecommunication industry.

An added complexity to the wireless industry is the federal mandate requiring carriers to offer wireless number portability (WNP). The implementation of WNP impacts nearly every system within a carrier’s operations, including network signaling and routing, switch upgrades, billing, point of sale and customer service. The Federal Communications Commission (FCC) mandate, which allows customers to change their telecommunications service provider while keeping their existing telephone number, requires wireless carriers to change or “port” and activate a customer’s service within 2.5 business hours of the initial customer request. By November 2003, wireless operators must offer full portability throughout their networks, including the ability to support roaming. In order to port numbers, carriers need to exchange information with other carriers and transmit information to the regional Number Portability Administration Centers (NPACs). The business and technical impacts of this mandate present significant revenue opportunities for us, as the implementation and management of WNP technical solutions is not a core competency of carriers.

Technology Interoperability

Growth in wireless subscribers and wireless calls has been driven by improved wireless service quality, decreased costs of service and increased wireless telephone coverage. Wireless telephone coverage has increased due to the build out of networks in new and existing markets and increased roaming arrangements among carriers. According to the CTIA, the annual number of billable wireless roaming telephone calls has increased from 407.8 million in 1993 to 6.1 billion in 2000. The increasing importance to carriers of roaming revenue, the continuing growth in roaming transactions and the necessity for seamless regional, national and international service coverage have made revenue assurance, cost management and delivery of quality service increasingly important for carriers. In order to minimize these complexities, and due to the proprietary nature of subscriber billing and activity data, carriers require a trusted third party to act as the primary contact for the processing of roaming, billing and SMS transactions across substantially all network, signaling and billing standards. We believe we are well positioned to capitalize on expected continued growth in the number of wireless roaming telephone calls and SMS messages.

Network Services

SS7 is the telecommunication industry’s standard network signaling protocol used by substantially all telecommunication carriers to enable the setup and delivery of telephone calls. A telephone call has two components: the call content (e.g., voice, video or data), and the signaling information (e.g., caller information, number called and subscriber validation). The signaling information is transmitted through the SS7 network, parallel to the call networks, thereby eliminating the need to tie up bandwidth on the call network. Specifically, an SS7 network, which can be comprised of hundreds of network links, identifies available call network routes and designates the circuits and switches to be used for each call. This allows the SS7 network to identify the best call routes for connections, to efficiently manage the telephone networks and to generate transaction records for billing and measurement. In addition, use of an SS7 network facilitates access to intelligent network services (e.g., LNP, LIDB, toll-free database and Caller ID). By using our Web-based analysis and reporting services, carriers also have access to our proprietary analysis and reporting services which enable real-time monitoring and management of their networks and troubleshooting of customer care issues.

The Federal Communications Commission’s wireless number portability (WNP) mandate allows customers to change their local telecommunications service provider while keeping their existing telephone number. WNP poses both monumental business and technical challenges for the industry and significant revenue opportunities for us as carriers seek to cost-efficiently meet the FCC requirements with both turnkey and service bureau solutions. We experienced early and rapid adoption of our current suite of

WNP solutions and believe the stringent requirements of the mandate will create the need for additional quick-to-market, high margin products and services that we are well-positioned to provide.

The increasing demand for the transmission of data requires wireless carriers to support packet-switched communications protocols including IP and General Packet Radio Service (GPRS) in addition to their legacy circuit-switched telecommunication networks. GPRS roaming enables subscribers to access their GPRS-based wireless data services (e.g., public Internet, corporate intranets, e-mail and m-commerce) while abroad or beyond the reach of their home network. We believe that we are well positioned, primarily due to our Inpack service offering, to benefit from the growth in the transmission of this type of data traffic.

Call Processing

Improvements in air interface protocols have been accompanied by increasing complexities associated with varying network architectures, including various mobile switch types (e.g., Lucent, Nortel, Ericsson and Motorola), diverse signaling standards (e.g., CDMA, TDMA and GSM), distinct billing record formats (e.g., CIBER and TAP) and multiple billing applications. This multiplicity of technologies requires wireless carriers to use a trusted third party to manage certain functions such as (i) identifying and validating a subscriber when roaming, (ii) obtaining permission from a host carrier to deliver a call, (iii) detecting and preventing fraudulent calls, (iv) providing seamless regional, national and international roaming capabilities, (v) ensuring roamers have the same services when roaming as they do in their home market and (vi) ensuring the call is billed appropriately. These services address a carrier’s profitability by maximizing the delivery of quality wireless service and minimizing the number of fraudulent telephone calls. As a result, we believe that carriers will continue to seek the services of third parties who provide solutions for outsourcing the management of complex call processing issues.

Outsourcing

We believe that carriers will continue to outsource to trusted third parties certain operational functions that would require technical expertise and significant capital to implement in-house. We believe that many wireless carriers currently are capital constrained and are focused primarily on operational issues that most directly affect revenue and subscriber growth. These issues include increasing network capacity, integrating recent acquisitions, reducing customer churn, increasing ARPU and introducing data services. Billing system consolidation, technology interoperability and SS7 networks affect a small percentage of a carrier’s total cost base but can cause significant customer service disruption. We believe that carriers will be reluctant to switch providers or concentrate their strategic focus and capital spending in these areas. In addition, due to the proprietary nature of subscriber billing data, carriers will continue to require a trusted third-party intermediary to provide clearinghouse services in a secure and confidential manner.

History

Our company has been a leading provider of technology interoperability, network and call processing services to the telecommunication industry for more than 15 years. Founded in 1987 as GTE Telecommunication Services Inc., a unit of GTE, our business has grown from a set of three roaming facilitation products into a comprehensive suite of services that address the increasing complexities of the telecommunication industry. With our strong technical expertise, we have developed leading solutions to address many of the wireless industry’s most challenging technology issues.

As wireless technologies evolved through the early 1990s, we experienced strong revenue growth and increased demand for new services to serve the growing wireless subscriber base. Our services simplify the interconnection and management of complex and rapidly converging voice and data networks. Our proven internal capabilities position us well to continue developing innovative solutions to enhance the technological advantage of our services and meet the industry’s evolving requirements.

We began offering our suite of services globally during the late 1990s as demand for international roaming interoperability grew. In addition to developing a GSM to IS-41 interoperability solution, we expanded our presence in Latin America and Asia/Pacific with key customers such as Telcel, Telefónica, NTT DoCoMo and most recently, China Unicom.

In 2000, GTE and Bell Atlantic merged to form Verizon, Inc. As part of that transaction, we became an indirect, wholly-owned subsidiary of Verizon. In addition, to further broaden our services suite and expand our wireline customer base, we acquired GTE’s Intelligent Network Services business in June of 2000. The integration of this business provided our company with a national SS7 network as well as access to databases for local number portability, toll-free calling and line information database access.

In February 2002, we were acquired by TSI Inc., a corporation owned by TSI LLC, whose members include affiliates and co-investors of GTCR Golder Rauner, LLC and members of our senior management. Today, we operate as a profitable business that offers a complete suite of technology interoperability, network and call processing solutions. We believe that we are the largest provider of wireless roaming financial clearing services in the world based on the amount of revenues we receive from wireless carriers. We also operate one of the largest unaffiliated SS7 networks in the United States and provide complementary intelligent network and database services to telecommunication and data network providers. We are also the leading provider of best-in-class subscriber verification, call processing and fraud detection and prevention solutions to the wireless industry.

Products and Services

We provide a diverse set of technology interoperability, network and call processing services to meet the evolving requirements of the telecommunication services industry.

Network Services

Through our diverse network architecture, we provide connectivity to SS7 and other network transport protocols such as X.25, Frame Relay and GPRS. Many of our service capabilities are based on our SS7 network that enables call set up, call delivery and access to intelligent network services such as Caller ID, local number portability and LIDB. SS7 is the industry standard used by almost every switched telephone operator in North America to identify available network routes and to designate the circuit used for each individual telephone call. As a single SS7 and intelligent network services source, we provide our customers cost-effective connectivity to the signaling networks of substantially the entire U.S. public-switched telecommunication network, global connectivity and an array of SS7 network-enabled services. Our SS7 network and related services allow our customers to monitor network performance and subscriber activity on a real-time basis. For our Frame Relay and other network services, the circuits are provided by a variety of global vendors. As a leading independent provider of SS7 network services, we support interoperability through hundreds of network links distributed over six signaling transfer point, or STP, pairs. We have approximately 350 Frame Relay connections (both via public provider or our private Frame Relay backbone). We have eight customers using our General Packet Radio Service Roaming Exchange, or GRX, network for GPRS service. These customers account for substantially all of the existing domestic traffic for GPRS services.

Our primary network service solutions include INLink, Visibility, SS7 Database Access for intelligent network services, Inpack and CCNS. We generate revenues from these service solutions primarily by charging per-transaction processing fees, circuit fees and port fees.

•    INLink—Our SS7 service, INLink, provides wireless carriers with network connectivity and access to a variety of advanced services and features such as network management, fraud control, call setup, call delivery and intelligent network services (LIDB, LNP and Caller ID). INLink offers seamless connectivity and interoperability regardless of location, switch type, signaling protocol or network protocol.

•    Visibility—Our Visibility services provide wireless carriers with valuable operational analysis tools for real-time monitoring of subscriber activity both within a carrier’s own network and across multiple carrier networks. Visibility allows for timely resolution of customer service issues and for detection and prevention of fraudulent calls. Visibility also enables wireless carriers to view roaming activity in their own markets as well as their subscribers’ roaming activity in other markets, in a user-friendly, Web-based reporting environment. As one of the industry’s most comprehensive SS7 network monitoring and analysis tools, Visibility combines validation, authentication and call delivery messages sent over SS7 networks with similar information from our other services. SS7 information is collected either at our intelligent network STPs or at carriers’ own STPs. Visibility also gives carriers the ability to reinstate service for subscribers who are experiencing problems while roaming on another carrier’s network without involving the other carrier.

•    SS7 Database Access—Our SS7 network services provide database access for intelligent network services such as local number portability, wireless number portability, line information database service, toll-free service and Caller ID.

•    Local Number Portability (LNP)—Local number portability allows a wireline telephone subscriber to switch local service providers while keeping the same telephone number. We manage interactions with number portability databases and provide database queries on a per-call basis, thereby allowing carriers to deploy local number portability without the high cost of building their own infrastructure. In 1996, the FCC mandated that incumbent local exchange carriers implement wireline number portability in all major U.S. markets beginning in 1999.

•    Wireless Number Portability—Wireless number portability allows a wireless telephone subscriber to switch wireless service providers while keeping the same telephone number. Today, all of our services are capable of supporting the technical requirements for wireless number portability. Additionally, we are actively developing the operational support systems that will be required by wireless carriers to facilitate the intercarrier exchange of subscribers. Wireless carriers have been mandated to provide wireless number portability by November 2003.

•    Line Information Database (LIDB) Access and Transport—We provide access to line information databases which are developed and maintained by telecommunication carriers that provide subscriber information necessary to provide enhanced services such as validating telephone numbers and billing information. The SS7 network then determines the appropriate database to validate the card number, routes the information to the switch that analyzes the response and determines how to treat the call.

•    Toll-Free Database Access and Transport—Our SS7 network provides access to a database of all toll-free numbers in the United States to provide effective call routing by returning the response to our customer for call routing.

•    Caller Name Database—We develop and maintain calling name database access, allowing carriers to query many regional Bell operating companies and major independent telephone carriers and reduce the “name not available” messages that customers receive. We also manage and operate a database for storage of incumbent local exchange carrier, competitive local exchange carrier and wireless calling name records.

•    Inpack—Inpack is a suite of services that enables subscribers to have seamless access to their home carriers’ GPRS network while roaming both nationally and internationally. Inpack is a GRX offering for GPRS and serves as a virtual private network, or VPN, for other emerging services, such as signaling solutions, billing, clearing and settlement services. The service offers secure access to home based e-commerce, public Internet, corporate intranets and e-mail systems to roaming subscribers.

•    CCNS—Our Cellular Carrier Network Services, or CCNS, provide network circuits that interconnect carriers’ cell sites or switches to other switches or network elements across local access transport areas, or LATA, or state boundaries. These circuits can be used for transmitting high-speed data, voice or video.

Technology Interoperability Services

We provide the wireless industry with technology interoperability solutions to facilitate the processing of roaming billing and SMS messages and data required for seamless regional, national and international wireless roaming telephone service. To provide ubiquitous service to wireless customers, wireless carriers enter into inter-carrier roaming agreements that govern pricing and business rules associated with one carrier providing service to another carrier’s customers. To manage network availability and to properly bill these subscribers for roaming charges, wireless carriers must exchange data across various billing protocols and integrate that data with their existing billing and management information systems. As the wireless industry has evolved, we have developed solutions that address underlying interoperability complexities including the translation of various network, signaling and billing protocols to allow different wireless carriers to communicate. Our clearinghouse services have established us as the trusted third party for the collection, translation and distribution of the information required to initiate, complete, monitor and bill telecommunication services provided by one carrier to numerous other carriers’ customers. Our services are also used to clear roaming traffic between multiple billing systems within a single carrier. We are the largest wireless clearinghouse in the United States, processing over 60% of the billable wireless roaming telephone calls reported by the CTIA for 2001.

Our primary technology interoperability services that we offer for clearing and financial settlement are ACCESS, ACCESS S&E, UniRoam, Wholesale Rating Engine, Access Revenue Management and Message Manager. These services allow the exchange of proprietary subscriber billing data through a trusted third party on a secure and confidential basis, ensuring the timely exchange of roaming data and compliance with established business rules for roaming activity between carriers. We primarily generate revenues by charging per-transaction processing fees.

•    ACCESS—Our primary clearing and financial settlement service, ACCESS, enables the timely exchange of billing data between domestic and international wireless service providers, accurately converts and processes multiple billing protocols and manages complex accounting procedures. ACCESS simplifies the exchange of CIBER billing data between IS-41-based carriers (CDMA, TDMA, AMPS) and their roaming partners. This service generates user-friendly, on-line reports with daily and monthly summaries of key data.

•    ACCESS S&E—ACCESS S&E is our service that provides ACCESS-like functionality to GSM carriers. ACCESS S&E provides for the exchange of billing data between GSM carriers and their GSM and IS-41 roaming partners. ACCESS S&E also has Web-based reporting systems that provide daily and monthly summaries of key data.

•    UniRoam—UniRoam simplifies interstandard and international roaming (IS-41/GSM) by providing carriers with subscriber call origination, automatic call delivery and home wireless system billing. UniRoam provides interoperability between different cellular network protocols, including ANSI-41/CIBER (used in CDMA, TDMA and AMPS networks) and GSM-MAP/TAP, using our network and infrastructure as a common point of mediation and provides seamless coverage across international borders.

•    Wholesale Rating Engine—The Wholesale Rating Engine, or WRE, service converts raw switch data into billing records that include pricing information for wireless carriers that do not rate their roaming traffic. The Wholesale Rating Engine can convert, rate and edit records in either the CIBER or TAP standard formats, thereby supporting interoperability for cross-standard roaming.

•    Access Revenue Management—Access Revenue Management, or ARMS, is a secure, end-to-end solution that provides wireline carriers with the data collection, conversion, rating, billing and reporting necessary to assure revenue from carrier access billing and reciprocal compensation. We collect data from various record formats and provide analytical tools, rating and conversion services to enable carriers to optimize revenues from inter-carrier access billing.

•    Message Manager—Our Message Manager solution enables network access, protocol translation, routing and delivery of short message service (SMS) messages across carrier networks. According to Mobile Lifestream, the number of short messages sent on a world-wide basis via SMS is expected to grow to approximately 79 billion per month in 2005 from approximately 20 billion per month in 2000. As SMS use grows, the demand will increase for interoperability, network and value-added services to enable seamless delivery and receipt of these messages.

•    Event Manager—Event Manager addresses a variety of wireless Internet events including messaging, m-commerce, mobile financial, Internet content, intranet access, entertainment and location-based applications. It simplifies the management and administration of the business relationships established between content providers and wireless operators, as well as that between wireless operators and their subscribers. This solution facilitates virtual roaming with wireless Internet partners, via data collection, rating, clearing and settlement and reporting of wireless data records for wireless operators and content providers

Call Processing Services

We developed many of the wireless industry’s first and leading solutions for wireless subscriber verification, call processing and technical fraud detection and prevention. For a wireless subscriber to make and accept calls, as well as to access custom services while roaming on another operator’s network, the host operator must validate with the home operator that the customer is an authorized subscriber on a specified service plan. As the wireless industry has evolved, we have developed subscriber verification and call delivery solutions that address interoperability complexities by translating and converting various network, signaling and billing protocols to facilitate wireless roaming service coverage and telephone call delivery. Our comprehensive, integrated fraud management solutions employ advanced technologies to provide flexible, efficient fraud detection and fraud prevention, regardless of switch type, software release version or industry standard. Our integrated service offerings provide a total authentication solution and comprehensive protection for subscribers.

Our primary call processing services are FraudManager, Follow Me Roaming Plus, Key Management Center and FraudX. We generate revenues from these services primarily by charging per-transaction processing fees and licensing software.

•    FraudManager—Our FraudManager solution verifies a subscriber’s eligibility to receive service while roaming in another carrier’s market. This is enabled by our proprietary call processor, which can replicate mobile switching center functionality to serve functions such as the Home Location Register (HLR) or Visited Location Register (VLR). The call processor can also communicate with carriers’ switches on a peer-to-peer basis, thereby replicating home, visited or foreign Mobile Switching Center (MSC) functionality. This provides the capability to expeditiously and cost-effectively address industry and customer issues without being dependent upon third-party switch manufacturers (e.g., Lucent, Motorola, Nortel). FraudManager is recognized as one of the industry’s premier pre-call validation services that detects and blocks a fraudulent call on an invalid user’s first attempt.

•    Follow Me Roaming Plus—Follow Me Roaming Plus (FMR Plus) is an advanced call delivery system that provides roaming subscribers with seamless activation and call delivery when traveling between IS-41 markets. The service facilitates roaming by creating a temporary identity for roaming subscribers in visited networks and allows them to maintain their custom calling features while roaming. Our FMR Plus solution enables carriers to provide seamless roaming through compatibility with all major switch types and interoperability with non IS-41 environments.

•    Key Management Center—Our Key Management Center provides carriers with an affordable authentication service to prevent wireless fraud. In the authentication process, the exchange of authentication keys (A-Key) between carriers and multiple wireless equipment manufacturers requires establishing numerous electronic data interchange (EDI) connections. Both wireless carriers and wireless equipment manufacturers can benefit from the increased efficiency and security of using us as a single source to coordinate storage, retrieval and distribution of A-Keys. By doing so, A-Key distribution and management between manufacturers and wireless carriers are greatly simplified. Administrative and network costs are reduced. Wireless carriers also save the costs of developing secure storage and EDI transmission capabilities.

•    FraudX—FraudX is our technical fraud detection and prevention solution. Our fraud profiling system uses near real-time data from mobile switches to create a unique profile for each subscriber, based upon the subscriber’s incoming and outgoing call records. After the subscriber profiles are established, FraudX continually compares each subscriber’s calling activity to his or her profile and to known fraudulent profiles, constantly monitoring events and generating alerts in case of usage pattern deviation. FraudX also allows for subtle variations in subscriber activity and updates the subscribers’ profiles with new, legitimate calling patterns as they emerge.

Other Outsourcing Services

We also offer a broad range of additional value-added outsourcing services. These services help customers address declining voice ARPU, reduce operating costs and reduce customer turnover.

Our primary other outsourcing services include Prepaid Wireless, Fleet-On-Track and STREAMLINER.

•    Prepaid Wireless—We offer a leading network-based prepaid wireless solution that enables carriers to offer national prepaid service to their subscribers. Our prepaid wireless service enables subscribers to make and receive calls throughout North America and to make calls with the same dialing pattern as post-paid, with no access codes or personal identification numbers. The service tracks prepaid airtime levels and alerts subscribers when airtime accounts are exhausted. Prepaid wireless is available in two deployment options. As a service bureau offering, we own and maintain the entire prepaid solution. As a hybrid offering, the wireless operator owns and maintains the on-site call management hardware, while we own and maintain the database and real-time rating engine hardware and software.

•    Fleet-On-Track—Fleet-On-Track is a platform technology that enables trucking and other distribution companies to track their fleets of vehicles throughout the country, providing for better utilization and resource management. This solution was a precursor to our work as the original developer of the OnStar technology that provides wireless access to directions, restaurant guides and emergency roadside assistance.

•    STREAMLINER—STREAMLINER allows wireless carriers to present their enterprise customers with a single consolidated bill when service is provided by multiple carriers across different markets. This solution also helps enterprise customers to better understand their wireless invoice by providing a tool that analyzes complex business account structures and large volumes of usage data.

Customers

We serve more than 250 telecommunication service providers in 26 North American, Latin American, Asia Pacific and European countries with our extensive portfolio of solutions. We maintain strong and collaborative relationships with our customers which include wireless and wireline carriers such as ALLTEL, AT&T Wireless, Cingular Wireless, Dobson Communications, Sprint PCS, U.S. Cellular Corp. and Verizon Wireless as well as wireline carriers such as XO Communications. We also serve wireless companies in Latin America, Asia Pacific and Europe, including China Unicom, NTT DoCoMo, T-Mobile International and Telefónica, among others. We believe that maintaining strong relationships with our customers is one of our core competencies and that maintaining these relationships is critical to our success.

Our top ten customers accounted for approximately 60.5% of our revenues for the year ended December 31, 2002. Our largest customer is Verizon (Verizon Wireless, Verizon Network Services and other Verizon affiliates), which accounted for approximately 31.3%, 33.9% and 33.1%, of our revenues in 2002, 2001 and 2000, respectively. We have a revenue guaranty agreement with respect to revenues from Verizon Wireless. Our customer base includes wireless companies in the U.S., Latin America, Asia/Pacific and Europe. In addition, we also provide services to wireline providers such as competitive local exchange carriers, local exchange carriers and interexchange carriers.

Historically, we have experienced a low level of customer turnover and have contract renewal rates averaging approximately 89% over the last three years. This dedication to provide superior solutions and services to our customers is evident in that we currently serve all of the top ten wireless carriers in the U.S. and many premier wireline providers.

Sales and Marketing

Our Sales and Marketing organizations include 98 people (as of December 31, 2002) who work together to identify and address customer needs and concerns, deliver comprehensive services, develop a clear and consistent corporate image and offer a best-in-class customer support system designed to give customers efficient, courteous and expert advice on a timely basis.

•    Sales.      The sales department was reorganized from a centralized sales force to a globally focused sales force in 2002 to better serve the needs of existing customers and to identify new opportunities more quickly. Sales directors are organized geographically with individuals responsible for North America, Central and Latin America, Asia Pacific and Europe/Middle East/Africa. Regional sales managers are located throughout the U.S. to serve top tier customers in the Northeast, Northwest, Midwest and the southern U.S. Account managers are product specialists and work as a team with the regional sales managers and directors to respond to customer needs. Compensation for our sales force is composed of an industry-competitive base salary and a variable component based on sales quota attainment.

•    Marketing.   Our marketing organization is comprised of channel distribution managers, product managers and marketing services employees. Channel distribution managers are responsible for working with the sales organization to develop specific pricing options, current and future product needs, revenue forecasts and projected market opportunities. Our product managers are responsible for managing the product’s positioning through the life cycle as well as managing costs and initial pricing. This includes development of a product plan, product development requirements, resource planning and vendor management if appropriate. Each product manager coordinates a cross-functional product team with participants from several functional areas within our organization including sales, technology and operations. These product team participants are responsible for coordinating the execution of the product plan within their functional teams. Marketing services employees work with channel distribution managers and product managers to determine appropriate allocation of funding for and coordinate advertising, promotions, media relations, speaking opportunities, trade shows and our users’ group.

Operations and Customer Support

We have 199 employees (as of December 31, 2002) from a number of groups within our organization dedicated to managing our own internal operations and processes and supporting our customers.

•    Network Operations Center.   We maintain a state-of-the-art Network Operations Center (NOC) that actively monitors our applications network and our connections to our customers, providing support both domestically and internationally 24 hours a day, seven days a week, 365 days a year. Our NOC proactively identifies potential application, operating system, network, switch connectivity and call processing problems and manages those problems through resolution with customers in conjunction with IXCs, LECs, field engineering, our internal product support and product development teams, and hardware and software vendors.

•    Internal Operations Support.   Our Internal Technology Support group manages our internal hardware and software technology program as well as the LAN, Internet, email and departmental server data centers for our employees. This group is responsible for the TSI Solution Gateway, our system for customer problem management, and also provides management information software solutions and support that enable efficient operations within our organization. Other internal operations functions include information security, supplier management, facilities management and disaster recovery. All provide mission-critical support to our employees in achieving strategic objectives and help ensure our ability to continue to serve our customers effectively.

•    Customer Service, Documentation and Training.   Our Customer Service organization provides “front-line” support for our services to our global customers. New support personnel are recruited for their multi-lingual, interpersonal and customer care skills, and are provided intensive product training prior to accepting direct customer interface responsibility. Our Documentation and Training group publishes the technical documentation accompanying our portfolio of services in multiple languages, and also travels nationally and internationally to provide strategic customer training in our services suite. The group has established world-class training facilities in Tampa, where it sponsors regular customer and employee program offerings, and has also developed Web-based real-time training that our customers have successfully utilized as a remote training option.

Technology

The Technology group comprises 269 professionals and performs all functions associated with the design, development, testing, implementation and operational support of our services. The Technology group balances technology and business priorities and enhances TSI’s ability to deliver timely and cost-effective solutions.

The primary functions of the Technology group include:

•    Product Development and Life Cycle. These groups deliver new product developments, enhancements and maintenance releases in a timely manner and develops integrated solutions that address customer needs across multiple areas including billing, messaging, decision support and reporting. These groups also constantly monitor technology developments to ensure that we leverage our legacy investments while developing new technologies that provide flexible and cost effective solutions to our customers.

•    Operational Support Services. These groups provide 24x7 operational support for our products to ensure a high level of service and system availability to our customers. These groups work with the other Technology groups to identify and implement proactive measures to meet our customer commitments.

•    Network Services. This group designs, develops and supports our SS7 and IP-based Intelligent Network Service offerings and works closely with our other functional departments and vendors to ensure that we are engineering and monitoring cost effective and reliable network solutions which meet our customers' needs.

•    Technology Services. This group is responsible for maintaining the high overall quality of customer service through centralized testing, system/data base administration and configuration management. This group also works with our vendors on system performance management, capacity planning and system tuning.

Business Development and Strategy

Our Business Development and Strategy organization is composed of 16 people (as of December 31, 2002) and is responsible for strategy development, new business initiatives, first office applications, technology planning and market planning. This group is responsible for developing integrated and achievable short– and long-term business plans in support of our vision and strategic plan. This responsibility extends from initial concept through first customer implementation, including strategic partnership development and contract negotiations. This group develops strategies that leverage technology evolution and designs solutions to technical problems associated with our core business and new business initiatives.

Employees

At December 31, 2002, we had approximately 669 employees, including 663 full-time and 6 part-time employees, none of whom are represented by a union. We believe our relations with employees are good.

Competition

We believe we are the only company that offers a full suite of technology interoperability, network and call processing services. However, we compete with a number of U.S. and international companies in specific areas of our business.

•     Network Services.   Our competitors for SS7 network connectivity and intelligent network services include Verisign, Southern New England Telephone (SNET), Transaction Network Services (TNS) and regional Bell operating companies. Wireless and wireline carriers may also choose to deploy and manage their own in-house SS7 networks. Our Inpack packet data network service competes with a variety of carriers including Sonera and Cable & Wireless in the U.S. and also Global Crossing, France Telecom, KPNQwest, and Comfone (a subsidiary of Swisscom) internationally.

•    Technology Interoperability Services.   Our primary competitors in the U.S. technology interoperability market are EDS and Verisign. Internationally, our ACCESS and ACCESS S&E services compete with EDS, MACH and Dan Net. In the wireline clearinghouse services marketplace, we encounter Communications Data Group (CDG), INTEC Telecom Systems/CHA Systems, Aptis/EUR Data Center and Daleen Technologies. Certain wireless carriers also choose to deploy in-house interoperability and billing solutions for clearing internal and affiliate traffic.

•    Call Processing Services.   Our call processing services primarily compete with turnkey products from vendors such as Logica and HNC Software/Systems Link. Internationally, we compete primarily with turnkey product vendors such as Logica. Our subscriber verification and key management services compete with CMG Telecommunication Inc., DSC Communications, HNC Software/SystemsLink and others. Our wireless fraud prevention solutions compete primarily with carrier-deployed software solutions from Bassett Telecom Solutions, HNC Software/SystemsLink, Compaq, Dynamics Research Corp (DRC), ECTel, Lightbridge/Corsair and others. Also, certain carriers may choose to deploy in-house call processing and fraud detection and prevention solutions.

•    Other Outsourcing Services.   We compete with Boston Communications Group, Lightbridge/Corsair, HNC Software/SystemsLink and others in the provisioning of prepaid wireless account management services. Certain wireless carriers have developed their own services rather than utilize our STREAMLINER service.

Competitive factors in the market for our services primarily include breadth and quality of services offered, price, development capability and new product innovation.

Governmental Regulation

We are not subject to the direct regulation of the FCC or any state utility regulatory commission. Some of our customers, however, may be subject to federal or state regulation that could have an indirect effect on our business. Because we do not provide voice-grade or data services that are deemed to be common carrier telecommunication services, we do not anticipate that our services will be subject to regulation by the FCC or state public utility commissions.

Environmental Regulation

We are subject to a broad range of federal, foreign, state and local laws and regulations relating to the pollution and protection of the environment and health and safety. Among the many environmental requirements applicable to us are laws relating to air emission, wastewater discharges and the handling, disposal and release of solid and hazardous substances and wastes. Based on continuing internal review and advice from independent consultants, we believe that we are currently in substantial compliance with applicable environmental requirements.

We are also subject to laws, such as CERCLA, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are not aware of any material releases for which we may be liable under CERCLA or any other environmental or health and safety law.

We do not currently anticipate any material adverse effect on our operations, financial condition or competitive position as a result of our efforts to comply with environmental requirements. Some risk of environmental liability is inherent, however, in the nature of our business, and we cannot assure you that material environmental liabilities will not arise. It is also possible that future developments in environmental regulation could lead to material environmental compliance or cleanup costs.

Intellectual Property Rights

We consider our patents, patent licenses and trademarks, in the aggregate, to be important to our business and seek to protect this proprietary know-how in part through U.S. and foreign patent and trademark registrations. Certain of our patents are also important individually. We currently maintain 53 registered trademarks and seven patents in the United States and in foreign countries. In addition, we maintain certain trade secrets for which, in order to maintain the confidentiality of such trade secrets, we have not sought patent protection. Concurrent with our purchase from Verizon Communications by TSI, we entered into an intellectual property agreement with Verizon Communications and Verizon Information Services pursuant to which:

•    we and the Verizon companies each conveyed an undivided joint ownership interest to the other in certain of our respective unregistered intellectual property;

•    the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain of our respective registered intellectual property to us and our affiliates;

•    we granted a limited royalty-free, non-exclusive, worldwide license of certain of our registered intellectual property to the Verizon companies and their affiliates;

•    the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain third-party intellectual property to us pursuant to their right to sublicense such materials;

•    the Verizon companies conveyed and transferred to us certain of their intellectual property; and

•    the Verizon companies and their affiliates generally agreed to be indefinitely prohibited from using any of the intellectual property that we license to them under the intellectual property agreement to offer goods or services that compete with us, whether such goods or services are provided to third parties or used internally.

See “Certain Relationships and Related Transactions—Intellectual Property Agreement.”

ITEM 2.          PROPERTIES

As of December 31, 2002, our principal facility was 170,049 square feet of leased office space in Tampa, Florida that we use for headquarters and administration purposes. The lease expires on October 31, 2006, subject to renewal terms. We lease several other small immaterial facilities for office space and STP equipment storage.

We consider our properties to be in good condition generally and believe that our facilities are adequate to meet our anticipated requirements.

ITEM 3.          LEGAL PROCEEDINGS

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of calendar year 2002.

PART II

ITEM 5.          MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for our no par value common stock, which is owned of record by TSI Inc., a company which is wholly owned by TSI LLC. Likewise, there is correctly no established public trading market for TSI LLC equity securities.

We have not paid any dividends on our common stock during the past fiscal year and do not intend to pay dividends on our common stock in the foreseeable future.

On February 14, 2002, TSI Inc., a wholly owned subsidiary of TSI LLC, acquired us by merging its wholly owned subsidiary, TSI Merger Sub, Inc., with and into us. Pursuant to the merger agreement, Verizon received merger consideration equal to $770.0 million in cash. TSI LLC is owned by GTCR Fund VII, L.P., certain of its affiliates and co-investors, G. Edward Evans and certain other members of our management, who we collectively refer to as the “equity investors.” In connection with this transaction, TSI LLC sold to the equity investors approximately $255.3 million in cash of TSI LLC Preferred and Common Units. The sales were nonpublic offerings by TSI LLC, and therefore exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additional information regarding these sales are set forth under the heading “Certain Relationships and Related Transactions—Senior Management Agreements” and “Certain Relationships and Related Transactions—Purchase Agreements”.

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data as of December 31, 2001 and 2002 and for the fiscal years ended December 31, 2000 and 2001, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 from our audited financial statements and the related notes included elsewhere herein. The selected historical consolidated financial data as of December 31, 1998, 1999 and 2000 and for the year ended December 31, 1998 and 1999 have been derived from our audited consolidated financial statements, which are not included in this filing. The selected historical financial data set forth below are not necessarily indicative of the results of our future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere in this report.

The term “successor” refers to TSI Telecommunication Holdings, LLC and all of its subsidiaries, including TSI Telecommunication Services Inc., following the acquisition of TSI on February 14, 2002. The term “predecessor” refers to TSI Telecommunication Services Inc. prior to being acquired by TSI Telecommunication Holdings, Inc. on February 14, 2002.

	Predecessor					Successor

	Year Ended December 31,				Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

	1998	1999	2000	2001

Statement of Operations Data:	(dollars in thousands)
Revenues (a)	$234,653	$277,680	$315,936	$361,358	$39,996	$291,216

Costs and expenses:
Cost of operations (b)	120,343	141,979	150,156	169,025	20,655	127,251
Sales and marketing	18,711	21,513	24,265	24,348	2,614	19,404
General and administrative	27,907	30,848	45,721	41,245	3,001	33,316
Provision for (recovery of) uncollectible accounts	500	200	2,203	2,207	1,340	(603)
Depreciation and amortization	10,871	8,866	13,061	15,203	1,464	32,110
Restructuring	—	—	—	—	—	2,845

	178,332	203,406	235,406	252,028	29,074	214,323

Operating income	56,321	74,274	80,530	109,330	10,922	76,893
Other income (expense), net:
Interest income	2,669	2,802	3,087	3,903	432	865
Interest expense	(842)	(2,822)	(22)	—	—	(54,012)
Other, net	(30)	6	4	(80)	(19)	(8)

	1,797	(14)	3,069	3,823	413	(53,155)

Income before provision for income taxes	58,118	74,260	83,599	113,153	11,335	23,738
Provision for income taxes	22,213	28,156	32,548	43,895	4,418	9,320

Net income	35,905	46,104	51,051	69,258	6,917	14,418
Preferred unit dividends	—	—	—	—	—	(22,952)

Net income (loss) attributable to common stockholder/unitholders	$35,905	$46,104	$51,051	$69,258	$6,917	$(8,534)

Other Financial Data:
Revenues (excluding Off-Network Database Query Fees)	$193,783	$224,664	$257,317	$292,241	$31,408	$230,099
EBITDA(c)	67,162	83,146	93,595	124,453	12,367	111,840
EBITDA margin(d)	28.6%	29.9%	29.6%	34.4%	30.9%	38.4%
Net cash provided by (used in):
Operating activities	26,889	52,985	55,218	131,281	1,185	70,415
Investing activities	22,997	(18,426)	(10,634)	(99,831)	34,781	(12,278)
Financing activities	(49,886)	(34,559)	(42,000)	(33,750)	(11,250)	(43,555)
Capital expenditures	9,597	19,778	12,956	10,406	606	12,278

Balance Sheet Data (at end of period):
Cash and cash equivalents	$—	$—	$2,584	$284	$25,000	$39,582
Property and equipment, net	21,225	24,881	24,387	23,656	23,306	33,353
Total assets	112,885	126,386	198,380	247,867	159,457	826,388
Total debt, net of discount	—	—	—	—	—	504,600
Shareholder’s/unitholders’ equity	62,260	74,550	117,307	153,104	133,510	269,743

______________

 (a)   For several of our network services offerings, we access various carriers’ databases and rebill the identical cost of the related charges to our customers. We refer to these queries into other carriers’ databases as “Off-Network Database Queries.” We include the revenues associated with these Off-Network Database Queries in network services revenues and refer to them as “Off-

Network Database Query Fees.” We record an equal cost of providing these queries under cost of operations as “Off-Network Database Query Charges”.

The following table sets forth this revenue information:

	Predecessor					Successor

	Year Ended December 31,				Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

	1998	1999	2000	2001

	(dollars in thousands)
Revenues (excluding Off-Network Database Query Fees)	$193,783	$224,664	$257,317	$292,241	$31,408	$230,099
Off-Network Database Query Fees	40,870	53,016	58,619	69,117	8,588	61,117

Revenues	$234,653	$277,680	$315,936	$361,358	$39,996	$291,216

______________

   (b)   For the years ended December 31, 1998, 1999, 2000 and 2001, and the periods in 2002 the amounts shown in the table under “Cost of operations” include Off - Network Database Query Charges.”

The following table sets forth this cost of operations information:

	Predecessor					Successor

	Year Ended December 31,				Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

	1998	1999	2000	2001

	(dollars in thousands)
Cost of Operations (excluding Off-Network Database Query Charges)	$79,473	$88,963	$91,537	$99,908	$12,067	$66,128
Off-Network Database Query Charges	40,870	53,016	58,619	69,117	8,588	61,123

Cost of Operations	$120,343	$141,979	$150,156	$169,025	$20,655	$127,251

______________

   (c)   EBITDA represents net income plus restructuring charges, net interest income (expense), income taxes, depreciation and amortization. We present EBITDA because it is generally accepted as providing useful information regarding a company’s ability to service and/or incur debt. You should not consider EBITDA in isolation from or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with accounting principles generally accepted in the United States or as a measure of our profitability or liquidity. The following table is a reconciliation of net income to EBITDA:

	Predecessor					Successor

	Year Ended December 31,				Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

	1998	1999	2000	2001

Net income as reported	$35,905	$46,104	$51,051	$69,258	$6,917	$14,418
Restructuring	—	—	—	—	—	2,845
Interest income	(2,669)	(2,802)	(3,087)	(3,903)	(432)	(865)
Interest expense	842	2,822	22	—	—	54,012
Depreciation and amortization	10,871	8,866	13,061	15,203	1,464	32,110
Income taxes	22,213	28,156	32,548	43,895	4,418	9,320

EBITDA	$67,162	$83,146	$93,595	$124,453	$12,367	$111,840

   (d)   EBITDA margin represents EBITDA as a percentage of revenues.

ITEM 7:          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of applying the required purchase accounting rules, our financial statements were significantly affected. The application of purchase accounting rules result in different accounting bases and hence the financial information for the periods beginning on February 14, 2002 are not comparable to the information prior to this date. The term “successor” refers to TSI Telecommunications Holdings, LLC and all of its subsidiaries, including TSI Telecommunication Services Inc. following the acquisition on February 14, 2002. The term “predecessor” refers to TSI Telecommunication Services Inc. prior to being acquired by TSI Telecommunication Holdings, Inc.

Prior to February 14, 2002, we operated as a subsidiary of Verizon, and did not operate as a separate, stand-alone entity. As a result, the historical financial information included in this report does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented.

The acquisition was accounted for using the purchase method of accounting. As a result, the acquisition has affected our results of operations in certain significant respects. The aggregate acquisition costs, including the transaction costs, of approximately $808.6 million have been allocated to the tangible and intangible assets acquired and liabilities assumed by us based upon estimates of their respective fair values as of the acquisition date and have resulted in a significant increase in our annual depreciation and amortization expense. Due to the effects of the increased borrowings to finance the acquisition, our interest expense has increased significantly in the periods following the acquisition. In addition, due to the effects of the 10% dividend requirements of the Class B Preferred Units now outstanding, our net income attributable to common shareholder’s/unitholders’ is reduced.

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

Revenues

Our revenues are primarily derived from the sale of our Network Services, Technology Interoperability Services and Call Processing Services to telecommunication providers throughout the world. To a lesser extent, we also generate revenues from Other Outsourcing Services. In order to encourage greater usage, we negotiate tiered pricing schedules with our customers based on certain established transaction volume levels. As a result, we expect the average price per transaction for many of our products to decline as customers increasingly use our services.

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

The table below indicates the portion of our revenues attributable to Network Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services in the periods indicated. Dollars are shown in thousands.

	Predecessor			Successor

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

Revenues:
Off-Network Database Query Fees	$58,619	$69,117	$8,588	$61,117
Other Network Services	79,760	105,369	14,103	95,679

Total Network Services	138,379	174,486	22,691	156,796
Technology Interoperability Services	68,923	82,312	8,464	70,215
Call Processing Services	73,262	65,241	6,429	46,336
Other Outsourcing Services	35,372	39,319	2,412	17,869

Total Revenues	$315,936	$361,358	$39,996	$291,216

Costs and Expenses

Our costs and expenses consist of cost of operations, sales and marketing, general and administrative, and depreciation and amortization.

•          Cost of operations includes processing costs, network costs, royalty costs, personnel costs associated with service implementation, training and customer care, and off-network database query charges.

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

Revenue Recognition

We derive revenues from four primary categories: Network Services, Technology Interoperability Services, Call Processing Services and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

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

The following are our more critical accounting estimates:

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices to us in full. We regularly review the adequacy of our accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general allowance for doubtful accounts by applying a percentage based on the aging category.

Customer Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memos resulting from specific customer matters.

Impairment

We review our long-lived assets including intangibles with definite lives for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. We review goodwill at least annually for impairment. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

Restructuring

We have made estimates of the costs to be incurred as a part of our initial restructuring plan arising from our acquisition. These amounts were accrued as a part of our purchase accounting adjustments. These estimates include the amount of severance and other costs expected to be paid between April 2002 and the first quarter of 2003. We have also made estimates of the costs to be incurred as a part of our August 29, 2002 restructuring. These estimates relate to severance related costs expected to be incurred between August 2002 and the second quarter of 2003. During the fourth quarter of 2002, we decreased goodwill by approximately $666 thousand due to revised estimates of restructuring liabilities originally recorded in conjunction with our acquisition. We will review both of these estimates until fully paid. If the actual amounts paid on the April restructuring differ from the estimates, goodwill will be adjusted to reflect the change in estimate. If the amounts paid on the August restructuring differ from the estimates, net income will change.

Purchase Accounting

We have made estimates of the fair values of the assets acquired as of February 14, 2002 based on appraisals from third parties and also based on certain internally-generated information. In addition, we have estimated the economic lives of certain of these assets and these lives were used to calculate depreciation and amortization expense. If the estimates of fair value as of February 14, 2002 of the assets acquired change within one year or less of the acquisition, goodwill will be adjusted to reflect the change in estimate.

Results of Operations

The following table shows information derived from our consolidated statements of income expressed as a percentage of revenues for the periods presented.

		Predecessor		Successor

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002	Combined Twelve Months Ended December 31, 2002

Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of operations	47.5	46.8	51.6	43.7	44.7
Sales and marketing	7.7	6.7	6.5	6.7	6.6
General and administrative	14.5	11.4	7.6	11.4	11.0
Provision for (recovery of) uncollectible accounts	0.7	0.6	3.3	(0.2)	0.2
Depreciation and amortization	4.1	4.2	3.7	11.0	10.1
Restructuring	0.0	0.0	0.0	1.0	0.9

Total costs and expenses	74.5	69.7	72.7	73.6	73.5

Operating income	25.5	30.3	27.3	26.4	26.5
Other income (expense), net:
Interest income	1.0	1.1	1.1	0.3	0.4
Interest expense	0.0	0.0	0.0	(18.5)	(16.3)
Other, net	0.0	0.0	(0.1)	0.0	0.0

Total other income (expense), net	1.0	1.1	1.0	(18.2)	(15.9)

Income before provision for income taxes	26.5	31.4	28.3	8.2	10.6
Provision for income taxes	10.3	12.2	11.0	3.2	4.2

Net income	16.2%	19.2%	17.3%	5.0%	6.4%

Comparison of the year ended December, 31, 2001, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002

As described above, our results before and after February 14, 2002 are not generally comparable due to the effects of purchase accounting. However, to aid in the comparison to the year ended December 31, 2001, we have combined the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 and included explanations about the effects of purchase accounting. The full twelve months ended December 31, 2002 are referred to as “combined” herein.

Total combined revenues for the year ended December 31, 2002 were $331.2 million, which is the total of the revenues for the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002. This represents a $30.1 million, or 8.3%, decrease from the $361.4 million for the year ended December 31, 2001. Combined Network Services experienced increases in revenues for the year ended December 31, 2002 compared to the 2001 period, offset by decreases in Call Processing Services, Technology Interoperability and Other Outsourcing Services revenues.

Combined Network Services revenues were $179.5 million (including $69.7 million of Off-Network Database Query Fees) for the year ended December 31, 2002, a $5.0 million, or 2.9%, increase over the comparable 2001 period of $174.5 million (including $69.1 million of Off-Network Database Query Fees). We experienced growth in INLink revenues driven by increased customer connections, strong wireless subscriber roaming-related signaling activity and the growing trend among many telecommunication carriers to outsource all or a portion of their SS7 network, which was partially offset by a decrease in average per-transaction pricing consistent with our pricing strategy.

Combined Technology Interoperability Services revenues were $78.7 million for the twelve months ended December 31, 2002, a $3.6 million, or 4.4%, decrease over the comparable 2001 period of $82.3 million. The revenue decline was due to decreased volumes primarily resulting from the loss of Cingular Wireless as a major customer for ACCESS. This decline was partially offset by increases in our ARM and ACCESS S&E products.

Combined Call Processing Services revenues were $52.8 million for the year ended December 31, 2002, a $12.5 million, or 19.1%, decrease from the comparable 2001 period of $65.2 million. This decline is due to a lifecycle migration by carriers, who are moving off TSI’s call processor to implement SS7 connections between their own markets and their roaming partners’ markets.

Combined Other Outsourcing Services revenues were $20.3 million for the year ended December 31, 2002, a $19.0 million, or 48.4%, decrease from the comparable 2001 period of $39.3 million. The revenue decline is primarily prepaid and hardware sales due to the transition of our telematic services, which was developed exclusively as an interim solution for Verizon.

Cost of operations was $20.7 million in the period from January 1, 2002 to February 13, 2002 and $127.2 million in the period from February 14, 2002 to December 31, 2002. Combined cost of operations was $147.9 million for the year ended December 31, 2002. This represents a $21.1 million decrease, or 12.5%, over the $169.0 million for the year ended December 31, 2001. This cost reduction is primarily due to reduced pricing for data processing services and the workforce restructurings that occurred in April and August of 2002. Cost of operations as a percentage of revenues were 51.6% in the period from January 1, 2002 to February 13, 2002, and 43.7% in the period from February 14, 2002 to December 31, 2002 for a combined total of 44.7% in the twelve month period ended December 31, 2002, as compared to 46.8% in the year ended December 31, 2001.

Sales and marketing expenses were $2.6 million in the period from January 1, 2002 to February 13, 2002 and $19.4 million in the period from February 14, 2002 to December 31, 2002. Combined sales and marketing expenses were $22.0 million for the year ended December 31, 2002. This represents a $2.3 million, or 9.6%, decrease over the $24.3 million for the year ended December 31, 2001. This decrease is primarily due to lower headcount and employee-related expenses within the sales organization resulting from the reductions in force. Sales and marketing expenses as a percentage of revenues were 6.5% in the period from January 1, 2002 to February 13, 2002 and 6.7% in the period from February 14, 2002 to December 31, 2002 for a combined total of 6.6% in the period from January 1, 2002 to December 31, 2002, as compared to 6.7% in the period from January 1, 2001 to December 31, 2001.

General and administrative expenses were $3.0 million in the period from January 1, 2002 to February 13, 2002 and $33.3 million in the period from February 14, 2002 to December 31, 2002. Combined general and administrative expenses were $36.3 million for the year ended December 31, 2002. This represents a $4.9 million decrease, or 11.9%, from the $41.2 million for the year ended December 31, 2001. This decrease is primarily due to lower development expenses in addition to the reductions in workforce in April and August of 2002. General and administrative expenses as a percentage of revenue were 7.6% in the period from January 1, 2002 to February 13, 2002 and 11.4% in the period from February 14, 2002 to December 31, 2002 for a combined total of 11.0% in the period from January 1, 2002 to December 31, 2002, as compared to 11.4% in the period from January 1, 2001 to December 31, 2001.

Provision for uncollectible accounts was $1.3 million in the period from January 1, 2002 to February 13, 2002 and ($0.6) million in the period from February 14, 2002 to December 31, 2002. Combined provision for uncollectible accounts was $0.7 million for the year ended December 31, 2002. This represents a $1.5 million decrease, or 66.6%, from the $2.2 million for the year ended December 31, 2001. This decrease is primarily due to lowered risk with our CLEC customers. Provision for uncollectible accounts as a percentage of revenue were 3.3% in the period from January 1, 2002 to February 13, 2002 and (0.2%) in the period from February 14, 2002 to December 31, 2002 for a combined total of 0.2% in the period from January 1, 2002 to December 31, 2002, as compared to 0.6% in the period from January 1, 2001 to December 31, 2001.

Depreciation and amortization expenses were $1.5 million in the period from January 1, 2002 to February 13, 2002 and $32.1 million in the period from February 14, 2002 to December 31, 2002. Combined depreciation and amortization expense were $33.6 million for the year ended December 31, 2002. This represents an $18.4 million increase, or 120.8%, over the $15.2 million for the year ended December 31, 2001. This increase is primarily due to higher depreciation and amortization expenses related to the asset revaluation to fair values as a result of purchase accounting associated with the acquisition of TSI. Depreciation and amortization expenses as a percentage of revenue were 3.7% in the period from January 1, 2002 to February 13, 2002 and 11.0% in the period from February 14, 2002 to December 31, 2002 for a combined total of 10.1% in the period from January 1, 2002 to December 31, 2002, as compared to 4.2% in the period from January 1, 2001 to December 31, 2001.

On August 29, 2002, we completed an additional restructuring resulting in the termination of 73 employees, or approximately 10% of the company’s workforce. As a result, we accrued $2.8 million in severance related costs in August 2002. Restructuring expense as a percentage of revenue was 1.0% in the period from February 14, 2002 to December 31, 2002 for a combined total restructuring expense of 0.9% of revenue in the period from January 1, 2002 to December 31, 2002.

Operating income was $10.9 million in the period from January 1, 2002 to February 13, 2002 and $76.9 million in the period from February 14, 2002 to December 31, 2002. Combined operating income was $87.8 million for the year ended December 31, 2002. This represents a $21.5 million decrease, or 19.7%, from the $109.3 million for the year ended December 31, 2001. This decrease in operating income is primarily due to higher depreciation and amortization expenses offset partially by lower cost of operations, sales and marketing and general and administrative expenses. Operating income as a percentage of revenue was 27.3% in the period from January 1, 2002 to February 13, 2002 and 26.4% in the period from February 14, 2002 to December 31, 2002 for a combined total of 26.5% in the period from January 1, 2002 to December 31, 2002, as compared to 30.3% in the period from January 1, 2001 to December 31, 2001.

Interest income was $0.4 million in the period from January 1, 2002 to February 13, 2002 and $0.9 million in the period from February 14, 2002 to December 31, 2002. Combined interest income was $1.3 million for the year ended December 31, 2002. This represents a $2.6 million decrease, or 66.8%, from the $3.9 million for the year ended December 31, 2001. This decrease is primarily due to the extinguishment of the note receivable from Verizon in February 2002. Interest income as a percentage of revenue was 1.1% in the period from January 1, 2002 to February 13, 2002 and 0.3% in the period from February 14, 2002 to December 31, 2002, for a combined total interest income of 0.4% of revenue in the period from January 1, 2002 to December 31, 2002, down from 1.1% of revenue in the period from January 1, 2001 to December 31, 2001.

There was no interest expense in the period from January 1, 2002 to February 13, 2002. Interest expense was $54.0 million in the period from February 14, 2002 to December 31, 2002, resulting from the issuance of debt in connection with the acquisition of TSI. There was no interest expense for the year ended December 31, 2001. Interest expense as a percentage of revenue was 18.5% in the period from February 14, 2002 to December 31, 2002 for a combined total interest expense of 16.3% of revenue in the period from January 1, 2002 to December 31, 2002.

Income tax expense was $4.4 million in the period from January 1, 2002 to February 13, 2002 and $9.3 million in the period from February 14, 2002 to December 31, 2002. Combined income tax expense was $13.7 million for the year ended December 31, 2002. This represents a $30.2 million, or 68.7%, decrease from the $43.9 million for the year ended December 31, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with our acquisition. Our effective tax rate was 39.0% in the period from January 1, 2002 to February 13, 2002 and 39.2% in the period from February 14, 2002 to December 31, 2002. Our combined effective tax rate for the year ended December 31, 2002 was 39.2%. Our combined effective tax rate for the year ended December 31, 2001 was 38.8%. Income tax expense as a percentage of revenue was 11.0% in the period from January 1, 2002 to February 13, 2002 and 3.2% in the period from February 14, 2002 to December 31, 2002, for a combined total of 4.2% in the period from January 1, 2002 to December 31, 2002, as compared to 12.2% in the period from January 1, 2001 to December 31, 2001.

Net income was $6.9 million in the period from January 1, 2002 to February 13, 2002 and $14.4 million in the period from February 14, 2002 to December 31, 2002. Combined net income was $21.3 million for the year ended December 31, 2002. This represents a $47.9 million, or 69.2%, decrease from the $69.3 million net income for the year ended December 31, 2001. This decrease is primarily due to higher net interest expense associated with the debt incurred in 2002 and higher depreciation and amortization expense in connection with the acquisition of TSI. Net income as a percentage of revenue was 17.3% in the period from January 1, 2002 to February 13, 2002 and 5.0% in the period from February 14, 2002 to December 31, 2002, for a combined total of 6.4% in the period from January 1, 2002 to December 31, 2002, as compared to 19.2% in the period from January 1, 2001 to December 31, 2001.

The $23.0 million of undeclared and unpaid preferred unit dividends in the period from February 14, 2002 to December 31, 2002 relate to the 10% preferred yield on the Class B preferred units issued on February 14, 2002. These dividends compound quarterly. The amounts are not recorded as liabilities until declared.

Comparison of Year Ended December 31, 2001 and December 31, 2000

Total revenues were $361.4 million in 2001, a $45.4 million or 14.4% increase over revenues for 2000 of $315.9 million. Network Services, Technology Interoperability Services and Other Outsourcing Services experienced increases in revenues for 2001 compared to 2000, partially offset by a decrease in Call Processing Services revenues.

Network Services revenues were $174.5 million (including $69.1 million of Off-Network Database Query Fees) for 2001, a $36.1 million, or 26.1%, increase over revenues for 2000 of $138.4 million (including $58.9 million of Off-Network Database Query Fees). Our Visibility services experienced strong revenue growth as wireless carriers increasingly utilized this service to analyze network performance, monitor roaming traffic and troubleshoot customer care issues on a real-time basis. Significant Visibility transaction volume increases were partially offset by a substantial decrease in average per-transaction pricing consistent with our pricing strategy. In addition, we experienced significant growth in INLink revenues driven by increased customer connections, strong wireless subscriber roaming-related signaling activity and the growing trend among many telecommunication carriers to outsource all or a portion of their SS7 network, which was partially offset by a decrease in average per-transaction pricing consistent with our pricing strategy. Our intelligent network services also experienced strong revenue growth as carriers increasingly utilized our enhanced SS7-based call features and functionality, most notably Off-Network Database Queries and local number portability.

Technology Interoperability Services revenues were $82.3 million for 2001, a $13.4 million, or 19.4%, increase over revenues for 2000 of $68.9 million. Technology Interoperability Services revenue growth was driven primarily by strong ACCESS volume growth due to an increase in clearing transactions associated with continued industry-wide increases in wireless roaming telephone calls. This significant volume growth was partially offset by a slight decline in average per-transaction pricing consistent with our pricing strategy. In addition, Access Revenue Management (ARMS) revenues rose due primarily to increased usage by existing customers.

Call Processing Services revenues were $65.2 million for 2001, a $8.0 million, or 11.0%, decrease from revenues for 2000 of $73.3 million. The revenue decline is primarily attributable to one customer’s decision to transition call processing functionality for its prepaid wireless service to its own internal solution.

Other Outsourcing Services revenues were $39.3 million for 2001, a $3.9 million, or 11.2%, increase over revenues for 2000 of $35.4 million. Revenue growth was mainly due to increased revenues from STREAMLINER and WIN4. WIN4, which was developed exclusively as an interim solution for Verizon, was phased out in 2001 according to plan.

Cost of operations was $169.0 million for 2001, a $18.9 million, or 12.6%, increase over the cost of operations for 2000 of $150.2 million. The cost increases were primarily due to the higher variable costs associated with transaction volume growth for Off-Network Database Queries and higher processing costs associated with increased revenues and volumes for the Technology Interoperability Services. Cost of operations as a percentage of revenues declined to 46.8% in 2001 from 47.5% in 2000. Cost of operations (excluding Off-Network Database Query Charges) declined to 34.2% of revenues (excluding Off-Network Database Query Fees) for 2001 from 35.6% for 2000.

Sales and marketing expenses were $24.3 million for both 2001 and 2000. Sales and marketing expenses as a percentage of revenues decreased to 6.7% for 2001 from 7.7% for 2000 primarily from increased transaction growth without substantial additional sales and marketing costs.

General and administrative expenses were $41.2 million for 2001, a $4.5 million, or 9.3%, decrease over 2000 general and administrative expenses of $45.7 million. General and administrative expenses as a percentage of revenues decreased to 11.4% for 2001, from 14.5% for 2000. In 2001 and 2000, total service development costs were $27.2 million and $25.3 million, respectively. Of these amounts, $26.7 million and $23.8 million were expensed in 2001 and 2000, respectively.

Provision for uncollectible accounts was $2.2 million for both 2001 and 2000. Provision for uncollectible accounts as a percentage of revenues decreased to 0.6% for 2001 from 0.7% for 2000.

Depreciation and amortization expenses were $15.2 million for 2001, a $2.1 million, or 16.4%, increase over 2000 depreciation and amortization expenses of $13.1 million. The increase in depreciation and amortization expenses was due principally to the write-off of the remaining net book value of WRE software.

Operating income was $109.3 million for 2001, a $28.8 million, or 35.8%, increase over 2000 operating income of $80.5 million. Operating income as a percentage of revenues increased to 30.3% for 2001 from 25.5% for 2000 and was principally attributable to increased revenues and the absence of a corresponding increase in general and administrative expenses.

Interest income was $3.9 million for 2001, a $0.8 million, or 26.4%, increase over 2000 interest income of $3.1 million. The increase in interest income was a result of the increased operating income and improved working capital.

There was no interest expense in 2001. Interest expense in 2000 totaled $.02 million.

Income tax expense was $43.9 million for 2001, a $11.3 million, or 34.9%, increase over 2000 income tax expense of $32.5 million. Our effective tax rate was 38.8% in 2001 as compared to 38.9% in 2000.

Net income was $69.3 million for 2001, a $18.2 million, or 36.0%, increase over 2000 net income of $51.1 million. Net income as a percentage of revenues increased to 19.2% for 2001, from 16.2% for 2000. The increase in net income is primarily a result of increased revenues and improved profits.

Restructurings

As part of our acquisition, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan includes the termination of approximately 78 employees in Tampa and Dallas, or 6%, of our workforce and closure of the Dallas office. As a result, we accrued $3.3 million of expenses in relation to this plan as of February 14, 2002, including $2.9 million for severance related to the reduction in workforce and $0.4 million for costs to relocate existing employees. The payments related to this plan will be incurred through the first quarter of 2003. We expect this plan to result in reduced annual expenses of approximately $10.3 million.

On August 29, 2002 we completed an additional restructuring resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2.8 million in severance related costs in August 2002. The payments related to this restructuring will be incurred through May 2003. We expect this reorganization to result in reduced annual expenses of approximately $9.5 million. As of December 31, 2002, $3.9 million of these two restructuring plans’ costs had been paid with an accrual remaining of $1.6 million.

On February 28, 2003, we completed another restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. The payments related to this restructuring will be incurred through November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5.8 million. Further restructuring may be necessary in light of current economic conditions.

Liquidity and Capital Resources

During the combined year ended December 31, 2002, our operations generated $71.6 million of cash compared to $131.3 million for the comparable period in 2001. The decrease is primarily attributable to income tax payments made during the period January 1, 2002 to February 13, 2002, the payment of closing costs related to the TSI acquisition, and interest payments and debt service payments made during the period February 14, 2002 to December 31, 2002. Cash and cash equivalents were $39.6 million at December 31, 2002 as compared to $0.3 million at December 31, 2001, since we participated in a cash sweep program with Verizon prior to the acquisition. Our working capital decreased $100.4 million, from $106.7 million at December 31, 2001 to $6.3 million at December 31, 2002, primarily due to the elimination of the note receivable from Verizon at the acquisition date, the current portion of term note B and higher transition-related expense accruals. Capital expenditures for property and equipment, including capitalized software costs, increased from $10.4 million for the year ended December 31, 2001 to $12.9 million for the combined year ended December 31, 2002. Dividends paid to Verizon, excluding non-cash distributions, were $11.3 million in 2002 and $33.8 million in 2001.

We have also used off-balance sheet financing in recent years primarily in the form of operating leases for facility space and some equipment leasing and we expect this will continue.

For fiscal 2002, we spent approximately $12.9 million for capital expenditures, primarily for SS7 network expansion, a one-time cost for new human resources and accounting information systems associated with our separation from Verizon and other ongoing development of new services and capital expenditures. We expect that capital expenditures for fiscal 2003 will be approximately the same.

In February 2002, we sold approximately $255.3 million in cash of TSI LLC Preferred and Common Units. The sales were nonpublic offerings by TSI LLC, and therefore exempt from registration, pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additional information regarding these sales are set forth under the heading “Certain Relationships and Related Transactions - Senior Management Agreements” and “Certain Related Transactions - Purchase Agreements.” The proceeds of the offering were used to finance the purchase of TSI from Verizon.

In February 2002, we sold $245 million principal amount of TSI 12.75% Senior Subordinated Notes due 2009 in a private placement. Net proceeds from this offering was approximately $239.6 million. The proceeds of the offering were used to finance the purchase of TSI from Verizon.

In February 2002, we entered into a senior credit facility, which provides for aggregate borrowings by TSI of up to $328.3 million maturing December 2006. The facility is comprised of a revolving credit facility of up to $35.0 million in revolving credit loans and letters of credit; available for general corporate purposes including working capital, capital expenditures and acquisitions and a term loan B facility of $293.3 in term loans. The revolving line of credit and the term note each bear interest at variable rates either a LIBOR or an alternative base rate option. TSI received net proceeds of $275.0 million on $293.3 million principal amount of term loan B facility and drew $5.4 million from the revolving credit facility. These proceeds were used to finance the purchase of TSI from Verizon.

In May of 2002, we repaid $5.4 million of the outstanding revolving credit facility. As of December 31, 2002 there was $35.0 million available on the revolving credit facility.

We have significant debt service payments including interest in future years. Total cash interest payments related to our revolving credit facility, term B loan and our senior notes was $30.2 million in 2002. During 2002 we made $15.0 million in scheduled principal payments on term B loan and expect to make an additional $37.3 million excess cash flow payment in the first quarter of 2003 based on 2002’s activity. Our outstanding debt has principal payment schedules requiring payments over a five- and seven-year period for the term B loan and the senior notes, respectively, totaling to the following combined principal payments: $57.3 million in 2003, $35.0 million in 2004, $45.0 million in 2005 and $141.1 in 2006.

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

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate sufficient cash in the future. This, to some extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If our future cash flow from operations and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt on or before maturity. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the senior notes and our new senior credit facility, may limit our ability to pursue any of these alternatives.

Contractual Obligations and Commercial Commitments

Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Long-term debt obligations	$523,333	$57,275	$80,000	$141,058	$245,000
Operating lease obligations	18,541	4,271	8,691	4,703	876

Total	$541,874	$61,546	$88,691	$145,761	$245,876

Effect of Inflation

Inflation generally affects us by increasing our cost of labor, equipment and new materials. We do not believe that inflation has had any material effect on our results of operations during the three and twelve month periods ending December 31, 2001 and 2002.

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

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This statement will apply to any future restructurings including the one described in Note 14, related to our February 2003 terminations.

In December, 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or FAS 148. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair valued based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to required prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have included the disclosures in these financial statements. The remainder of the Statement is not applicable as we are not currently planning to change to fair value based accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation’s expanded disclosures will not have a material impact on our financial position or results of operations. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on our financial position or results of operations.

In January 2003, the FAS issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of this interpretation, we have not completed the assessment as to whether or not the adoption of this interpretation will have a material impact on our financial position or results of operations.

Forward-Looking Statements

We have made forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 in this report. The words “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Important factors that may cause our actual results, performance and achievements, or industry results, to be materially different include the following:

•   System failures, delays and other problems could harm our reputation and business, cause us to lose customers and expose us to customer liability.

•   We depend on a small number of customers for a significant portion of our revenues and the loss of any of our major customers would harm us.

•   Our reliance on third-party communications software, hardware and infrastructure providers exposes us to a variety of risks we cannot control.

•   Our business depends on the acceptance and continued use of our technology interoperability, network and call processing services by the telecommunication industry to facilitate wireless and wireline communications.

•   If we do not adapt to rapid technological change in the telecommunication industry, we could lose customers or market share.

•   The market for technology interoperability, network and call processing services is intensely competitive and many of our competitors have significant advantages that could adversely affect our business.

•   Our failure to achieve or sustain market acceptance at desired pricing levels could impact our ability to maintain profitability or positive cash flow.

•   The inability of our customers to successfully implement our services with their existing systems could adversely affect our business.

•   Capacity limits on our technology interoperability, network and call processing services software and hardware may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use.

•   We have significant debt service including interest in future years which may limit our ability to finance future growth of our business.

•   We may need additional capital in the future and it may not be available on acceptable terms.

•   Regulations affecting our customers and future regulations to which we may be subject may adversely affect our business.

•   We may not be able to receive or retain licenses or authorizations that may be required for us to sell our services overseas.

•   We could be adversely affected by environmental and safety requirements.

•   The addition of new senior management members into the company could have a material adverse effect on our business, financial condition and results of operations.

•   The loss of key personnel could have a material adverse effect on our business, financial condition and results of operations.

•   The costs and difficulties of acquiring and integrating complementary businesses and technologies could impede our future growth and adversely affect our competitiveness.

•   Our potential expansion into international markets may be subject to uncertainties which could affect our operating results.

•   Continued terrorist attacks, war or other civil disturbances could lead to further economic instability and could have a material adverse effect on our business, financial condition and results of operations.

•   We may have difficulty attracting and retaining employees with the requisite skills to execute our growth plans.

•   Our intellectual property may be misappropriated or subject to claims of infringement.

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

ITEM 7A:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Market Risk

We are exposed to changes in interest rates on our senior credit facility. Our senior credit facility is variable rate debt. Interest rate changes therefore generally do not affect the market value of such debt but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. As of December 31, 2002, we had variable rate debt of approximately $278.3 million ($264.3 million net of discount). Holding other variables constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have had an estimated impact on pre-tax earnings and cash flows for the next year of approximately $2.8 million. Under the terms of the senior credit facility at least 45% of our funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of December 31, 2002, we were not required to enter into interest rate protection agreements.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See page 51 for a listing of financial statements provided in the section titled “Financial Statements.”

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Our executive officers and directors are as follows:

Name	Age	Position

G. Edward Evans	42	Chief Executive Officer, Director
Michael Hartman	54	President
Raymond L. Lawless	47	Chief Financial Officer, Director
Michael O’Brien	37	Vice President—Marketing
Paul A. Wilcock	55	Vice President—Technology
Wayne Nelson	41	Vice President—Controller
Gilbert Mosher	55	Vice President—Operations/Customer Support
Christine Wilson Strom	55	Vice President—Human Resources
Robert Garcia, Jr.	41	General Counsel
Charles A. Drexler	47	Vice President—Sales
Linda Hermansen	37	Vice President—Business Development & Strategy
David A. Donnini	37	Director
Collin E. Roche	32	Director
Odie C. Donald	53	Director
Tony G. Holcombe	47	Director

G. Edward Evans became our Chief Executive Officer and Director in February 2002. From January 1997 until January 2002, Mr. Evans was employed by Dobson Communications Corporation, serving as the President of its cellular subsidiaries and then as the President and Chief Operating Officer of Dobson Communications Corporation itself. Mr. Evans was employed by BellSouth Mobility, Inc. from 1993 to 1996, serving as General Manager—Kentucky, Director of Field Operations at BellSouth’s corporate office in Atlanta and Director of Marketing—Alabama. He was an Area Manager and a Market Manager of U.S. Cellular from 1990 to 1993 and was Sales Manager of GTE Mobilnet from 1989 to 1990. Mr. Evans serves on the boards of the CTIA and Carolina West Wireless. He holds an MBA from Georgia State University.

Michael Hartman served as President of TSI Telecommunication Services Inc. from July 2000 to February 2003. In connection with our acquisition from Verizon, Michael Hartman entered into a Consulting Agreement with us pursuant to which he agreed to provide consulting services to us and retain the title of President for a period of one year until February 14, 2003. Prior to July 2000, he was Area President of GTE Wireless, where he was responsible for directing GTE Wireless’s cellular business in the Florida/Gulf Coast area from 1997 to 2000 and in the Carolinas from 1996 to 1997. Mr. Hartman began his GTE career in 1972 as a management scientist for GTE Data Services in Tampa, Florida and held various sales, marketing and management positions within the organization. Mr. Hartman holds a BS in Industrial Engineering and an MS in Operations Research from The Ohio State University.

Raymond L. Lawless became our Chief Financial Officer in February 2002 and a Director as of March 2003. From October 2001 to February 2002, Mr. Lawless provided financial consulting services to telecommunication companies. Mr. Lawless worked for Intermedia Communications Inc. from April 1997 to September 2001 serving as Vice President Finance and Treasurer. During his tenure at Intermedia, Mr. Lawless was responsible for capital formation, treasury operations, risk management, corporate development, forecasting, strategic planning, budgeting, management reporting and investor relations support. Prior to that, Mr. Lawless spent 18 years at Bell Atlantic Corporation in various finance positions. Mr. Lawless holds a BS in Business Administration from West Chester University and an MBA from the University of Arkansas.

Michael O’Brien has served as Vice President—Marketing since January 2003. Prior to that, he served as Vice President—Marketing/Business Development from September 2002 to January 2003 and Vice President—Marketing from August 2001 to September 2002. Previously he served as Assistant Vice President—Marketing from November of 2000 to August 2001 and Marketing Director—North American Wireless from June of 1999 to November of 2000. From January of 1999 to June of that same year, Mr. O’Brien worked as an independent consultant. From August of 1997 to January of 1999, Mr. O’Brien held the position of Director of Operations at GE LogistiCom, a satellite communications business. Prior to his employment with GE LogistiCom, Mr. O’Brien served as a Product Manager with us from March of 1996 to August of 1997. He has over 9 years experience with us in various marketing and operations positions. Mr. O’Brien holds a BS in Computer Science from the University of Virginia.

Paul A. Wilcock has served as Vice President—Technology since September 2002. Prior to that he served as Vice President—Business Development and Strategy from August 2001 to September 2002. Having joined us in 1992, Mr. Wilcock previously served as Assistant Vice President—Business Development and Strategy, Assistant Vice President—Marketing, Director—Product Development and Support Services and Director—Enterprise Technology. Mr. Wilcock began his GTE career in 1975 and has held numerous positions of increasing responsibility in engineering, operations, marketing and strategy development. Mr. Wilcock graduated in Telecommunications from Leeds College of Engineering and Science (England) and holds an MBA from Wake Forest University.

Wayne Nelson has served as Vice President—Controller since August 2002. From September 2000 to August 2002 Mr. Nelson served as Director—Finance and previously he served as Director—Customer Support. Mr. Nelson began his GTE career as a Finance Associate in 1987. He has over 11 years experience with us in various marketing, operations and finance positions. Mr. Nelson holds a BA in Economics from the University of Rochester and an MBA in Finance/Statistics from Rutgers University.

Gilbert Mosher has served as Vice President—Operations/Customer Support since August 2001 and previously served as Assistant Vice President—Information Technology, responsible for overseeing our software development. Prior to that, Mr. Mosher held various positions with increasing responsibility in the technical and management areas beginning with a position as a Programmer Analyst with GTE in 1979. Mr. Mosher joined us in January, 1996 as Assistant Vice President—Information Technology. He earned a BS in Professional Management from Nova Southeastern University and was elected as a member of Alpha Chi, National College Honor Scholarship Society. He also holds an MBA from Nova Southeastern University.

Christine Wilson Strom served as Vice President—Human Resources from August 2002 until her retirement in March 2003. Previously Ms. Strom served as Director—Human Resources from August 1989. Ms. Strom has over 26 years of human resources experience and, prior to joining GTE, held human resources leadership positions with corporations in the banking, insurance and relocation industries. Ms. Strom holds a BS in Industrial Relations from The Ohio State University.

Robert Garcia, Jr. became our General Counsel in February 2002. Prior to being appointed to General Counsel, he served as Associate General Counsel since September 2000. Mr. Garcia joined us in 1995 as in-house legal counsel. Prior to that, he was in private practice in Washington, D.C. Mr. Garcia received his law degree from the National Law Center, George Washington University and has a BA in Political Science from the University of South Florida.

Charles A. Drexler became our Vice President—Sales in June 2002. Prior to joining us, Mr. Drexler served as director-project development for MetroPCS from March 2002 to June 2002. Mr. Drexler provided consulting services to telecommunications companies from August 2001 to March of 2002. From 1989 to July 2001, Mr. Drexler held positions of increasing responsibility at Lucent/AT&T. During his tenure at Lucent/AT&T he was responsible for managing and developing domestic and international sales territories. Mr. Drexler holds a bachelor’s degree in education from the University of Texas-El Paso.

Linda Hermansen became our Vice President—Business Development and Strategy in January 2003. From November 1997 to January 2003, she served as Director—Marketing and Business Development. Ms. Hermansen began her GTE career in 1989 with the GTE Telephone Operations finance department where she held various positions of increasing responsibility within business analysis. Ms. Hermansen holds a bachelor of science degree in economics from the University of Illinois and an MBA from Butler University.

David A. Donnini has served as a Director since February 2002. Mr. Donnini is currently a Principal of GTCR Golder Rauner, LLC, which he joined in 1991. He previously worked as an associate consultant with Bain & Company. Mr. Donnini earned a BA in Economics from Yale University and an MBA from Stanford University. Mr. Donnini is a director of various companies including American Sanitary, Cardinal Logistics Management, U.S. Fleet Services, InfoHighway Communications Corporation, InteCap (formerly Technology Dispute & Resolution Consulting), Coinmach Laundry Corporation, Synagro Technologies, International Computer Graphics, Keystone Group, Polymer Group and Polypore.

Collin E. Roche has served as a Director since February 2002. Mr. Roche is a Principal of GTCR Golder Rauner, LLC, which he joined in 1996. Previously, Mr. Roche worked as an investment banking analyst at Goldman, Sachs & Co. and as an associate at Everen Securities (now First Union Securities). He received a BA in Political Economy from Williams College. He also holds an MBA from Harvard Business School. Mr. Roche serves on the board of directors of Transaction Network Services, InfoHighway Communications Corporation, TransFirst Holdings, Skylight Financial and Verifone.

Odie C. Donald has served as a Director since August 2002. Mr. Donald was a consultant to DIRECTV, Inc., a direct broadcast satellite television service and a unit of Hughes Electronics Corporation, from July 2001 to December 2002. From April 2000 to July 2001, Mr. Donald was President of DIRECTV. From March 1999 to April 2000 he was Chief Executive Officer of

Cable & Wireless Caribbean and Atlantic Islands Plc. Prior to that, Mr. Donald spent 25 years with BellSouth Corporation, where he held various positions, including Group President—Customer Operations from 1998 to 1999 and President of Bellsouth Mobility from 1992 to 1998. Mr. Donald serves on the board of directors of Darden Restaurants Inc.

Tony G. Holcombe has served as a Director since March 2003. Mr. Holcombe is currently chief executive officer of Valutec Card Solutions, which he joined in September 2002. From May 1997 to September 2002, Mr. Holcombe served in various executive positions at Ceridian Corporation and its subsidiaries. From November 1999 to September 2002, Mr. Holcombe served as Executive Vice President of Ceridian Corporation. In addition, Mr. Holcombe held the following positions at subsidiaries of Ceridian Corporation including President of Ceridian Employer/Employee Services from November 1999 to September 2002 and President of Comdata from May 1997 to November 1999. Prior to this, Mr. Holcombe was President and Chief Executive Officer of National Processing, Inc., which provides transaction-processing services and customized processing solutions, from October 1994 to March 1997. Mr. Holcombe serves on the board of directors of TALX Corporation.

Except as described herein, there are no arrangements or understandings between any member of the management committee or executive officer and any other person pursuant to which that person was elected or appointed to his position. There are no family relationships between our executive officers or directors.

Our Board of Directors has the power to appoint officers. Each officer will hold office for the term determined by our Board of Directors and until such person’s successor is chosen and qualified or until such person’s death, resignation or removal.

Board Committees

Our only Board committee in 2002 was our compensation committee. The compensation committee administers our benefit plans and makes recommendations concerning compensation of our employees. The compensation committee consists of Mssrs. Evans, Donnini and Roche.

In March 2003, the Board of Directors created our audit committee. The audit committe reviews and reports to the Board with respect to various auditing and accounting matters, including the recommendation to the Board as to the selection of the independent auditors, the scope of the annual audit procedures, general accounting policy matters and the performance of the independent auditors. The audit committee is currently comprised of Mssrs. Roche, Donald and Holcombe. Our intent is to have all members of our audit committee to be independent directors before December 31, 2003.

The Board may create additional committees in the future.

ITEM 11.         EXECUTIVE COMPENSATION

Compensation of Directors

Beginning in March of 2003, non-employee and non-equity investor directors will receive $2,500 in fees per board meeting. Prior to this, none of our directors were entitled to receive any fees for serving as directors. Under the TSI Telecommunication Holdings, Inc. Non-Employee Directors Stock Option Plan, non-employee directors of TSI Inc. who do not have an equity interest in TSI LLC are entitled to receive options to purchase 50,000 shares of TSI Inc.’s non-voting common stock upon joining TSI Inc.’s board of directors. See “Non-Employee Directors Stock Option Plan.” None of our directors, except for Mr. Donald and Mr. Holcombe currently is eligible to receive options under this plan. In 2002, Mr. Donald was granted options to purchase 50,000 shares of TSI Inc.’s nonvoting common stock pursuant to this plan. All of our directors are reimbursed for out-of-pocket expenses related to their service as directors.

Summary Compensation Table

The following table summarizes compensation awarded or paid by us during 2002, 2001 and 2000 to our Chief Executive Officer, President and our four next highly compensated executive officers (our "named executive officers").

		Annual Compensation

Name and Principal Position	Year	Salary		Bonus		All Other Compensation

G. Edward Evans	2002	$342,026		$100,000		$10,550
Chief Executive Officer	2001	—		—		—
	2000	—		—		—

Michael Hartman (1)	2002	56,729		—		190,101
President	2001	208,000	(2)	397,925	(4)	40,866
	2000	56,000	(3)	139,700		12,039

Raymond L. Lawless	2002	192,603		56,700		9,896
Chief Financial Officer	2001	—		—		—
	2000	—		—		—

Paul A. Wilcock	2002	176,400		44,800		9,480
Vice President - Technology	2001	169,046		264,750	(5)	8,267
	2000	157,323		140,600		8,091

Gilbert Mosher	2002	156,354		39,800		8,368
Vice President - Operations/Customer Support	2001	149,500		155,525	(6)	6,730
	2000	138,692		50,100		6,552

Michael O’Brien	2002	148,967		37,400		7,792
Vice President - Marketing	2001	138,027		233,300	(7)	6,871
	2000	116,173		53,500		5,938

______________

   (1)   Mr. Hartman became our President during July 2000 and began receiving a salary on September 17, 2000. He ceased to be President in February 2003.

   (2)   This amount of salary includes $38,000 of deferred compensation.

   (3)   This amount of salary includes $10,230 of deferred compensation.

   (4)   Mr. Hartman’s 2001 bonus is comprised of an incentive bonus of $153,000 and a retention bonus of $244,925.

   (5)   Mr. Wilcock’s 2001 bonus is comprised of an incentive bonus of $52,000 and a retention bonus of $212,750.

   (6)   Mr. Mosher’s 2001 bonus is comprised of an incentive bonus of $41,000 and a retention bonus of $114,525.

   (7)   Mr. O’Brien’s 2001 bonus is comprised of an incentive bonus of $41,000 and a retention bonus of $188,300.

The following table identifies and quantifies the individual amounts included in of All Other Compensation for each person listed:

Name and Principal Position	Year	Flex Spending (1)	Premium Refund (2)	Parking Reimb	Financial Planning (3)	401K Employer Match	Company Match Executive Deferral	Consulting

G. Edward Evans	2002	$—	$—	$550	$—	$10,000	$—	$—
Chief Executive Officer	2001	—	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Michael Hartman	2002	—	—	—	—	1,538	—	188,563	(4)
President	2001	16,000	—	660	9,000	7,650	7,556	—
	2000	4,699	25	—	6,000	1,315	—	—

Raymond L. Lawless	2002	—	—	550	—	9,346	—	—
Chief Financial Officer	2001	—	—	—	—	—	—	—
	2000	—	—	—	—	—	—	—

Paul A. Wilcock	2002	—	—	660	—	8,820	—	—
Vice President - Technology	2001	—	—	660	—	7,607	—	—
	2000	—	121	660	—	7,310	—	—

Gilbert Mosher	2002	—	—	550	—	7,818	—	—
Vice President - Operations/Customer Support	2001	—	—	—	—	6,730	—	—
	2000	—	106	—	—	6,446	—	—

Michael O’Brien	2002	—	—	660	—	7,132	—	—
Vice President - Marketing	2001	—	—	660	—	6,211	—	—
	2000	—	50	660	—	5,228	—	—

______________

   (1)   During 2000, we decided to eliminate a car allowance and an allowance for club fees. Flex spending was designed to replace these two allowances.

   (2)   This refund was issued to former GTE employees, who participated in MetLife Inc.’s Grandfathered Supplemental Employee Life Insurance & Dependent Life Insurance, when MetLife Inc. converted to a publicly held stock company through demutualization.

   (3)   Financial planning compensation is an amount to be used in connection with the executive’s personal financial and estate planning.

   (4)   Mike Hartman’s consulting agreement covered the period from February 14, 2002 to February 14, 2003 for which he was paid $215,500. The portion attributed to services provided in 2002 was $188,563.

Option Grants in Last Fiscal Year

None of our named executive officers were granted options in our last fiscal year under TSI Inc.’s Founders’ Stock Option Plan or Non-Employee Directors Stock Option Plan.

Option Exercises in Last Fiscal and Fiscal Year-End Option Values

Our named executive officers did not exercise any options during the last fiscal year and did not hold any unexercised options as of December 31, 2002.

Compensation Committee Interlocks and Insider Participation

The compensation arrangements for our chief executive officer and each of our other executive officers are established pursuant to the terms of the respective employment agreements between TSI Inc. and each executive officer. The terms of the employment agreements were established pursuant to arms-length negotiations between representatives of our largest stockholder and each executive officer in connection with our acquisition from Verizon.

Employment Agreements

In his senior management agreement, Mr. Evans agrees to serve as our chief executive officer until he resigns or until we terminate his employment. While employed by us, Mr. Evans will receive an annual base salary of $400,000, subject to increase by our board of directors. For each fiscal year of employment, Mr. Evans will be eligible for an annual bonus of up to 50% of his annual base salary and will be entitled to any other benefits approved by our board of directors. During Mr. Evans’ employment, Evans Motor Sports LLC, an entity owned by Mr. Evans, will be entitled to use an aircraft leased by us. In connection with such use, Mr. Evans or Evans Motor Sports LLC pays 25% of the monthly lease and other fixed costs for the aircraft and reimburses us for all operating costs of the aircraft in connection with such use.

Mr. Evans’ employment will continue until (i) he resigns without good reason, disability or death, (ii) our board of directors decides to terminate his employment with cause, (iii) our board of directors decides to terminate his employment without cause, or (iv) he terminates his employment for good reason. If his employment is terminated by us without cause or by Mr. Evans for good reason, then we will be obligated to pay Mr. Evans one-twelfth of his annual base salary per month for a six-month period commencing on the date of termination. Mr. Evans may then elect to receive these same severance payments for up to three additional six-month periods. However, any severance payments made to Mr. Evans will be reduced by the amount of any cash compensation he earns or receives with respect to any other employment during the period in which he is receiving severance.

Mr. Evans agrees to limitations on his ability to disclose any of our confidential information, and acknowledges that all inventions relating to his employment belong to us. Mr. Evans also agrees not to compete with us anywhere in the world or to solicit our employees for either the period during which he receives severance (if he is terminated without cause or if he resigns for good reason) or for two years after his termination (if he resigns without good reason or if we terminate his employment for cause).

Other members of our senior management team also entered into senior management agreements pursuant to which they agreed to be employed by us under terms generally no less favorable to us than Mr. Evans’ terms.

Consulting Agreement

In February 2002, Michael Hartman entered into a Consulting Agreement with us pursuant to which Mr. Hartman agreed to provide consulting services to us and retain the title of President for a period of one year until February 14, 2003. Mr. Hartman received consulting payments totaling $215,500 in two installments in January and February of 2003, but was not entitled to any fringe benefits from us.

Mr. Hartman agreed to limitations on his ability to disclose any of our confidential information, and acknowledged that all inventions relating to his service to us belong to us. Mr. Hartman also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the closing of the acquisition.

Management Equity Arrangements

We have a senior management agreement with G. Edward Evans pursuant to which he:

•          acquired a strip of 1,979.35 Class B Preferred Units and 620,031.79 Common Units, which are referred to as “Co-Invest Units,” at a price of $1,000 per Class B Preferred Unit and $.0333 per Common Unit, which are the same prices as other equity investors paid;

•          acquired 5,855,855.86 additional Common Units which were available only for issuance to management investors and which are referred to as “Carried Units,” at a price of $.0333 per Carried Unit, which is the same price other equity investors paid for Common Units; and

•          committed to acquire up to approximately $196,000 of additional equity securities of TSI LLC under certain circumstances at the same price as other equity investors participating in any such purchase.

GTCR Fund VII, L.P. loaned Mr. Evans approximately $1,000,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10.0% per annum.

Other members of our senior management team, including Messrs. Lawless, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher and Ms. Hermansen, also entered into senior management agreements pursuant to which they acquired an aggregate of 3,828,828.85 Carried Units at the same price as Mr. Evans. As a result of these purchases, 12% of our common equity is held by, or reserved for issuance to, our senior management team. See “Certain Agreements and Related Transactions—Senior Management Agreements.”

Founders’ Stock Option Plan

TSI Inc. adopted the TSI Telecommunication Holdings, Inc. Founders’ Stock Option Plan (the “Founders’ Option Plan”) on May 16, 2002. Non-employee directors, executives and other key employees of TSI Inc. or its subsidiaries are eligible for grants of stock options under the plan. The purpose of the stock option plan is to provide those persons who have a substantial responsibility for the management and growth of TSI Inc. and its subsidiaries with additional incentives by allowing them to acquire an ownership interest in TSI Inc.

A total of 1,000,000 shares of TSI Inc. non-voting common stock, representing approximately 1.0% of TSI Inc.’s currently outstanding common stock on a fully-diluted basis, are available for issuance under the Founders’ Option Plan, subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, merger or similar change in the outstanding shares of common stock. These shares may be, in whole or in part, authorized and unissued or held as treasury shares.

The compensation committee of TSI Inc.’s board of directors administers the Founders’ Option Plan. Grants will be awarded under the Founders’ Option Plan entirely at the discretion of the compensation committee. As a result, TSI Inc. is unable to determine at this time the recipients, amounts and values of future benefits to be received under the Founders’ Option Plan. As of December 31, 2002, there were options to purchase 294,700 shares of TSI Inc.’s non-voting common stock granted and outstanding under this plan.

Eligibility

Non-employee directors, executives and key employees of TSI Inc. and its subsidiaries who do not have an equity interest in TSI LLC will be eligible to receive grants under the Founders’ Option Plan. However, only employees may receive grants of incentive stock options. In each case, the compensation committee will select the actual grantees.

Stock Options

Under the Founders’ Option Plan, stock options granted will be presumed to be nonqualified stock options and are not intended to be incentive stock options within the meaning of Section 422A of the Internal Revenue Code unless clearly indicated by the compensation committee in the underlying stock option agreement, in which case such stock options will be consistent with and contain all provisions required under Section 422 of the Internal Revenue Code.

The compensation committee will determine the exercise price of any stock option at its discretion. The exercise price of any stock option may be paid in any of the following ways:

•          in cash,

•          by delivery of a promissory note, in the discretion of the compensation committee,

•          if there is a public market for the common stock, by delivery of outstanding shares of common stock that have been owned by the grantee for a minimum of six months and one day with a fair market value on the date of exercise equal to the exercise price payable with respect to the stock options’ exercise,

•          if there is a public market for the common stock, through a “same day sale” commitment from a grantee and a broker-dealer that is a member of the National Association of Securities Dealers, Inc. (a “NASD Dealer”) reasonably acceptable to the compensation committee, in which the grantee irrevocably elects to exercise the stock option and sell a portion of the common stock so purchased to pay for the exercise price and in which the NASD Dealer irrevocably commits upon receipt of such common stock to forward the exercise price directly to TSI Inc.,

•          if there is a public market for the common stock, through a “margin” commitment from a grantee and a NASD Dealer in which the grantee irrevocably elects to exercise the stock option and to pledge the common stock so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and in which the NASD Dealer irrevocably commits upon receipt of the common stock to forward the exercise price to TSI Inc., or

•          any combination of the foregoing.

The compensation committee will determine the term of each stock option in its discretion. However, no term may exceed ten years from the date of grant or, in the case of an incentive stock option granted to a person who owns stock constituting more than 10% of the voting power of all classes of stock of TSI Inc. or any of its subsidiaries, five years from the date of grant. In addition, all stock options awarded under the Founders’ Option Plan, whether or not then exercisable, generally cease vesting when a grantee ceases to be a non-employee director, executive or employee of, or to otherwise perform services for, TSI Inc. or its subsidiaries.

There are, however, exceptions for stock options vested and exercisable on the date of termination depending upon the circumstances of cessation. In the case of a grantee’s death or disability, such stock options will expire 180 days after the date of the grantee’s death or long-term disability. In the event of retirement approved by the board of directors of TSI Inc., the grantee’s stock options will expire 90 days after the date of the grantee’s retirement. In addition, if a grantee is discharged other than for good cause, the grantee’s stock options will expire 90 days after the date of the grantee’s discharge.

Vesting, Withholding Taxes and Transferability of Stock Options

The terms and conditions of each award made under the Founders’ Option Plan, including vesting requirements, will be set forth, consistent with the plan, in a written agreement with the grantee.

The grantees under the Founders’ Option Plan are liable for any withholding taxes required to be withheld upon exercise of the grantee’s stock options. TSI Inc. is entitled under the Founders’ Option Plan to withhold from any grantee the amount of any withholding or other tax due from TSI Inc. with respect to any common stock issuable under the stock options, and TSI Inc. may defer the exercise of the stock options or the issuance of the common stock following exercise unless indemnified to its satisfaction.

No award made under the Founders’ Option Plan will be transferable other than by will or the laws of descent and distribution, and each award may be exercised only by the grantee or his or her legal guardian or legal representative.

Amendment, Suspension and Termination of Founders’ Option Plan

The board of directors of TSI Inc. or the compensation committee may suspend or terminate the Founders’ Option Plan or any portion of the plan at any time and may amend it from time to time in such respects as the board of directors or the compensation committee may deem advisable, except that no amendment will become effective without prior approval of TSI Inc.’s shareholders if such approval is necessary for continued compliance with laws, agreements, or stock exchange listing requirements. Furthermore, any termination may not impair the rights of participants under outstanding stock options without the affected participant’s consent. No stock options will be granted under the Founders’ Option Plan after five years from the date the stock option plan is adopted or the date the stock option plan is approved by TSI Inc.’s shareholders, whichever is earlier.

Non-Employee Directors Stock Option Plan

The board of directors of TSI Inc. adopted the TSI Telecommunication Holdings, Inc. Non-Employee Directors Stock Option Plan (the “Non-Employee Directors Plan”) on August 2, 2002. The purpose of the Non-Employee Directors Plan is to provide inducement to obtain and retain the services of qualified persons as members of TSI Inc.’s board of directors and to align more closely the interests of such persons with the interests of TSI Inc.’s stockholders.

A total of 300,000 shares of TSI Inc. non-voting common stock, representing approximately 0.3% of TSI Inc.’s currently outstanding common stock on a fully-diluted basis, are available for issuance under the Non-Employee Directors Plan, subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, combination or other reclassification in the outstanding shares of common stock. These shares may be, in whole or in part, authorized and unissued or held as treasury shares. As of December 31, 2002, options to purchase 50,000 shares were issued and outstanding under this plan.

TSI Inc.’s compensation committee administers the Non-Employee Directors Plan. Each eligible participant under the Non-Employee Directors Plan will be granted options to purchase 50,000 shares of common stock of TSI Inc. on the later to occur of (i) the election of such participant as a director of TSI Inc. or (ii) the establishment of the Non-Employee Directors Plan.

Eligibility

Non-employee directors of TSI Inc. who do not have an equity interest in TSI LLC will be eligible to receive grants under the Non-Employee Directors Plan.

Stock Options

Stock options granted under the Non-Employee Directors Plan will be nonqualified stock options.

The exercise price per share of common stock will be 100% of the fair market value of a share of common stock of TSI Inc. on the date of grant, taking into account for so long as the shares of TSI Inc. are not listed on the Nasdaq National Market all relevant factors determinative of value as solely determined by the compensation committee and subject to adjustment in the event of a reorganization, recapitalization, stock dividend, stock split, combination or other reclassification affecting the shares of common stock of TSI Inc.

Any option granted under the Non-Employee Directors Plan will be exercisable only during the grantee’s term as a director of TSI Inc., except that an option may be exercisable by a holder for a period of 180 days after such grantee fails to be re-elected as a director of TSI Inc. and an option may be exercisable for up to one year after the death of a grantee while a director of TSI Inc., except that such option will be exercisable only to the extent that the grantee was entitled to exercise on the date of such grantee’s death or failure to be re-elected and only to the extent that the option would not have expired had the grantee continued to be a director of TSI Inc.

In the event of a change in control of TSI Inc. other than as a result of an initial public offering, the options granted under the Non-Employee Directors Plan will immediately vest and become exercisable and such options will terminate if not exercised as of the date of the change in control or other prescribed period of time. Further, in the event of the liquidation or dissolution of TSI Inc., the options will terminate immediately prior to the liquidation or dissolution.

The exercise price of any stock option may be paid in any of the following ways:

•          in cash;

•          by delivery of a promissory note, in the discretion of the designated committee;

•          by delivery of outstanding shares of common stock that have been owned by the grantee for a minimum of six months and one day with a fair market value on the date of exercise equal to the exercise price payable with respect to the stock option’s exercise;

•          if there is a public market for the common stock, through a “same day sale” commitment from a grantee and an NASD Dealer reasonably acceptable to the designated committee, in which the grantee irrevocably elects to exercise the stock option and sell a portion of the common stock so purchased to pay for the exercise price and in which the NASD Dealer irrevocably commits upon receipt of such common stock to forward the exercise price directly to TSI Inc.;

•          if there is a public market for the common stock, through a “margin” commitment from a grantee and an NASD Dealer in which the grantee irrevocably elects to exercise the stock option and to pledge the common stock so purchased to the NASD Dealer in a margin account as security for a loan from the NASD Dealer in the amount of the exercise price, and in which the NASD Dealer irrevocably commits upon receipt of the common stock to forward the exercise price to TSI Inc.; or

•          any combination of the foregoing, except that the designated committee may require that the exercise price be paid in cash.

The compensation committee will determine the term of each stock option in its discretion. However, no term may exceed ten years from the date of grant. The compensation committee will determine the date or the conditions on which each option will become exercisable and may provide that an option will become exercisable in installments. Each grantee will consult with TSI Inc.’s compliance office to confirm that no blackout period with respect to TSI Inc.’s shares of common stock is then in effect. The shares of common stock constituting each installment may be purchased in whole or in part at any time after such installment becomes exercisable, subject to such minimum exercise requirements as may be imposed by the compensation committee. Unless otherwise provided under the Non-Employee Directors Plan or in the terms of the underlying stock option grant, a grantee may exercise an option only if such grantee has been a director of TSI Inc. or a subsidiary of TSI Inc. continuously since the date the option was granted.

Withholding Taxes and Transferability of Stock Options

TSI Inc. is entitled under the Non-Employee Directors Plan to withhold from any grantee the amount of any withholding or other tax due from TSI Inc. with respect to any shares of common stock issuable under the stock options, and TSI Inc. may defer the exercise of the stock options or the issuance of the common stock following exercise unless indemnified to its satisfaction.

No award made under the Non-Employee Directors Plan will be transferable other than by will or the laws of descent and distribution, and each award may be exercised only by the grantee or such grantee’s legal guardian or legal representative. In the event of the death of the grantee, exercise of stock options granted under the Non-Employee Directors Plan will be made only (i) by the executor or administrator of the estate of the deceased grantee or persons to whom the deceased grantee’s rights under the stock option pass by will or by the laws of descent and distribution, and (ii) to the extent that the deceased grantee was entitled to so exercise at the date of his death, unless otherwise provided by the compensation committee in such grantee’s underlying option agreement. In connection with the transfer of an option, the grantee will remain liable for any withholding taxes required to be withheld upon exercise of the option by the transferee.

Amendment, Suspension and Termination of Non-Employee Directors Plan and Outstanding Options

The board of directors of TSI Inc. or the compensation committee may suspend or terminate the Non-Employee Directors Plan or any portion of the plan at any time and may amend it from time to time in such respects as the board of directors or the compensation committee may deem advisable, except that no amendment will become effective without prior approval of TSI Inc.’s shareholders if such approval is necessary for continued compliance with laws, agreements, or stock exchange listing requirements. Furthermore, any termination may not impair the rights of participants under outstanding stock options without the affected grantee’s consent. No stock options will be granted under the Non-Employee Directors Plan after five years from the date the stock option plan is adopted or the date the stock option plan is approved by TSI Inc.’s shareholders, whichever is earlier.

The compensation committee may amend or modify any option granted under the Non-Employee Directors Plan in any manner to the extent that the committee would have had authority initially to grant such option except that no such amendment or modification will impair the rights of any grantee without the consent of such adversely affected grantee. With the grantee’s consent, the compensation committee may cancel any option and issue a new option to such grantee.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our common stock is owned by TSI Inc., a corporation owned by TSI LLC, whose members include affiliates and coinvestors of GTCR Golder Rauner, LLC and certain members of our management.

The ownership interests in TSI LLC consist of Class A Preferred Units, Class B Preferred Units and Common Units. Holders of Class A Preferred Units and Class B Preferred Units have no voting rights except as required by law. The holders of Common Units are entitled to one vote per unit on all matters to be voted upon by the members of TSI LLC.

Class A Preferred Units are entitled to a preferred yield of 10.0% per annum, compounded quarterly. On any liquidation or other distribution by TSI LLC, holders of Class A Preferred Units are entitled to an amount equal to the original investment in such preferred units, net of any prior returns of capital with respect to such preferred units, plus any accrued and unpaid preferred yield, which we refer to as the “Class A Preference Amount,” before any payments may be made to holders of Class B Preferred Units or Common Units. Class A Preferred Units may be used as consideration for the repurchase by TSI LLC of Class B Preferred Units and Common Units held by members of our management team who cease to be employed by TSI LLC, TSI Inc. or their respective subsidiaries. Class B Preferred Units are also entitled to a preferred yield of 10.0%, compounded quarterly. On any liquidation or other distribution by TSI LLC and after payment of the Class A Preference Amount, holders of Class B Preferred Units are entitled to an amount equal to the original investment in such preferred units, net of any prior returns of capital with respect to such preferred units, plus any accrued and unpaid preferred yield, which we refer to as the “Class B Preference Amount,” before any payments may be made to holders of Common Units. The Common Units represent the common equity of TSI LLC. After payment of the Class A Preference Amount and the Class B Preference Amount, Common Unit holders are entitled to any remaining proceeds of any liquidation or other distribution by TSI LLC pro rata according to the number of Common Units held by such holder.

Both our senior credit facility and the indenture relating to the notes generally limit the ability of TSI LLC’s operating subsidiaries to pay cash distributions to their respective equityholders other than distributions in amounts approximately equal to the tax liability of the members of TSI LLC unless certain conditions are satisfied. Because TSI LLC’s only significant assets are the stock of its subsidiaries, TSI LLC likely will not have sufficient funds to make distributions to its members, other than tax distributions. Such tax distributions will be made quarterly and will be based on the approximate highest combined tax rate that applies to any of TSI LLC’s members.

The following table sets forth certain information regarding the beneficial ownership of TSI LLC as of March 14, 2003 by: (i) each person or entity known to us to own more than 5% of any class of TSI LLC’s outstanding securities and (ii) each member of our board of managers, each of our named executive officers and all members of the board of managers and executive officers as a group. TSI LLC’s outstanding securities consisted of approximately 88,963,964 Common Units, 252,367.50 Class B Preferred Units and no Class A Preferred Units as of March 14, 2003. The following table sets forth information regarding the beneficial ownership of TSI LLC rather than us because TSI LLC owns 100% of TSI Inc.’s outstanding capital stock and TSI Inc. owns 100% of our capital stock. To our knowledge, each of such securityholders has sole voting and investment power as to the units shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

		Securities Beneficially Owned(1)

Name	Number of Common Units	Percentage of Common Units	Number of Preferred Units	Percentage of Preferred Units

Principal Securityholders:
GTCR Fund VII, L.P.(2)(3)	69,219,110.44	77.8%	220,971.00	87.6%
GTCR Fund VII/A, L.P.(2)(3)	69,219,110.44	77.8	220,971.00	87.6
GTCR Co-Invest, LP(2)(3)	69,219,110.44	77.8	220,971.00	87.6
GTCR Capital Partners, LP(2)(3)	69,219,110.44	77.8	220,971.00	87.6
Snowlake Investment Pte. Ltd.(4)	9,165,309.28	10.3	29,258.79	11.6
Managers and Executive Officers:
G. Edward Evans(5)	6,475,887.65	7.3	1,979.35	*
David A. Donnini(2)(3)	69,219,110.44	77.8	220,971.00	87.6
Collin E. Roche(2)(3)	69,219,110.44	77.8	220,971.00	87.6
Michael Hartman(7)	—	—	—	—
Raymond L. Lawless (5)	900,900.90	1.0	—	—
Michael O’Brien (5)	585,585.59	*	—	—
Paul Wilcock(5)	585,585.59	*	—	—
Gilbert Mosher(5)	405,405.41	*	—	—
Odie C. Donald(6)	—	—	—	—
Tony G. Holcombe(8)	—	—	—	—
All managers and executive officers as a group (15 persons)	79,523,826.91	89.4%	222,950.35	88.3%

______________

      *   Less than 1%

   (1)   Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

   (2)   The address of each of GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., GTCR Co-Invest, LP, GTCR Capital Partners, LP and Messrs. Donnini and Roche is c/o GTCR Golder Rauner, LLC, 6100 Sears Tower, Chicago, Illinois 60606.

   (3)   Includes 44,974,864.19 Common Units and 143,575.10 Class B Preferred Units held by GTCR Fund VII, LP, 22,487,432.10 Common Units and 71,787.55 Class B Preferred Units held by GTCR Fund VII/A, L.P., 617,621.01 Common Units and 1,971.66 Class B Preferred Units held by GTCR CO-Invest, LP and 1,139,193.14 Common Units and 3,636.69 Class B Preferred Units held by GTCR Capital Partners, LP Mr. Donnini is a principal in GTCR Golder Rauner, LLC, which is the general partner of the general partner of GTCR Fund VII, LP and GTCR Fund VII/A, L.P. and which is the general partner of GTCR CO-Invest, LP Mr. Roche is a Principal in GTCR Golder Rauner, LLC. Mr. Donnini and Mr. Roche each disclaim the beneficial ownership of the Units held by such entities except to the extent of his proportionate ownership interests therein.

   (4)   The address of Snowlake Investment Pte. Ltd. is c/o GIC Special Investment Pte Ltd, 255 Shoreline Drive, Suite 600, Redwood City, California 94065.

   (5)   The address of each of Messrs. Evans, Lawless, Wilcock, Mosher and O’Brien is c/o TSI Telecommunication Services Inc., 201 N. Franklin Street, Suite 700, Tampa, Florida 33602.

   (6)   The address of Mr. Donald is 35 Kenmare Hall NE, Atlanta, Georgia 30324.

   (7)   The address of Mr. Hartman is 16704 Almanzor de Avila, Tampa, Florida 33613.

   (8)   The address of Mr. Holcombe is 201 Lake Ridge Court, Franklin, Tennessee 37069.

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity plans approved by security holders	344,700	$5.00	955,300

Equity compensation plan not approved by security holders	—	—	—

Total	344,700	$5.00	955,300

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Limited Liability Company Agreement

The limited liability company agreement of TSI LLC authorizes TSI LLC to issue Class B Preferred Units and Common Units. TSI LLC also has the authority to create and issue Class A Preferred Units, with the terms and provisions more fully described in the senior management agreements described below, in connection with certain repurchases by TSI LLC of Class B Preferred Units and Common Units held by former executives in the event they cease to be employed by TSI LLC, TSI Telecommunication Services Inc. or our respective subsidiaries.

Pursuant to the limited liability company agreement, distributions of property of TSI LLC shall be made in the following order:

•          First, holders of Class A Preferred Units, if any, will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•          Second, holders of Class A Preferred Units, if any, will receive return of their invested capital;

•          Third, holders of Class B Preferred Units will receive a preferred yield on their invested capital of 10% per annum, compounded quarterly;

•          Fourth, holders of Class B Preferred Units will receive return of their invested capital; and

•          Thereafter, holders of the Common Units will receive all remaining distributions.

A Board of Managers generally has the exclusive authority to manage and control the business and affairs of TSI LLC. The composition of the Board of Managers is determined in accordance with the provisions of the securityholders agreement described below.

Securityholders Agreement

          Pursuant to the securityholders agreement entered into in connection with our acquisition from Verizon, units of TSI LLC (or common stock following a change in corporate form) beneficially owned by the securityholders of TSI LLC and its subsidiaries are subject to certain restrictions on transfer, other than certain exempt transfers as defined in the securityholders agreement, as well as the other provisions described below. When reference is made to “units” of TSI LLC in the discussion that follows, such reference shall be deemed to include common stock of TSI LLC following a change in corporate form, whether in preparation for an initial public offering or otherwise.

The securityholders agreement provides that GTCR Fund VII, L.P., GTCR Fund VII/A, L.P. and GTCR Co-Invest, LP, which we refer to as the “GTCR investors,” and our executives or our subsidiaries who acquire securities of TSI LLC, which we refer to as the “management investors,” and all other parties to the agreement, which we refer to as the “other investors,” will vote all of their units to elect and continue in office, boards of managers or boards of directors of TSI LLC and each of our subsidiaries, consisting of up to seven members composed of:

•          three persons designated by GTCR Fund VII;

•          our chief executive officer;

•          one other employee of ours or our subsidiaries designated by the chief executive officer; and

•          two representatives designated jointly by GTCR Fund VII and the chief executive officer, or, if GTCR Fund VII and the chief executive officer are unable to agree upon such representatives, designated by GTCR Fund VII.

The securityholders agreement also provides:

•          the management investors and the other investors with customary tag-along rights with respect to transfers of TSI LLC units beneficially owned by the GTCR investors;

•          preemptive rights to management investors and other investors in connection with certain authorizations of sales to the GTCR investors of Common Units or securities convertible into Common Units;

•          in connection with certain sales of interests in TSI LLC by investors other than the GTCR investors, rights of first refusal with respect to such sales, first to TSI LLC, then to the remaining investors; and

•          the GTCR investors with drag along rights with respect to TSI LLC units owned by the management investors and the other investors.

Registration Agreement

Under the registration agreement entered into in connection with our acquisition from Verizon, the holders of a majority of the GTCR investors’ registrable TSI LLC securities have the right at any time, subject to certain conditions, to require TSI LLC, any corporate successor thereto or any subsidiary thereof, to register any or all of their securities under the Securities Act on Form S-1, which we refer to as a “long-form registration” at TSI LLC’s expense or on Form S-2 or Form S-3, which we refer to as a “short-form registration” at TSI LLC’s expense. TSI LLC is not required, however, to effect any such long-form registration within 90 days after the effective date of a previous long-form registration. In addition, all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at TSI LLC’s expense whenever TSI LLC proposes to register any offering of its equity securities (other than pursuant to an initial public offering of TSI LLC’s equity securities or a registration on Form S-4 or Form S-8).

Senior Management Agreements

Provisions Regarding Units

Mr. Evans

We have a senior management agreement with G. Edward Evans pursuant to which he:

•          acquired a strip of 1,979.35 Class B Preferred Units and 620,031.79 Common Units, which are referred to as “CO-Invest Units,” at a price of $1,000 per Class B Preferred Unit and $.0333 per Common Unit;

•          acquired 5,855,855.86 additional Common Units which were available only for issuance to management investors and which are referred to as “Carried Units,” at a price of $.0333 per Carried Unit, and

•          committed to acquire up to approximately $196,000 of additional equity securities of TSI LLC under certain circumstances.

Co-Invest Units were fully vested when purchased but Carried Units are subject to vesting and will vest quarterly over a period of five years, subject to acceleration in the event of an initial public offering of the equity of TSI LLC, or any corporate successor thereto or a sale of TSI LLC.

TSI LLC may be required to purchase a portion of Mr. Evans’ units in the event of his termination of employment due to death or disability. In addition, TSI LLC and the other investors will have the right to purchase all or a portion of Mr. Evans’ units if his employment is terminated. If TSI LLC elects or is required to purchase any units pursuant to the call and put options described in the preceding sentences, up to 50% of the purchase price of any such units may be paid by issuing Class A Preferred Units to Mr. Evans. Each Class A Preferred Unit has a liquidation preference equal to the purchase price of the units being purchased with such Class A Preferred Unit. In addition, if any repurchase would result in a violation of law applicable to TSI LLC or its subsidiaries or a default under their financing arrangements, TSI LLC may defer such purchase until it is permitted, with the deferred purchase price accruing interest at the rate of 10% per annum, compounded quarterly. The purchase price for securities purchased pursuant to the call and put options described above shall be:

•          the original cost in the case of unvested Carried Units;

•          the fair market value of such unit in the case of vested Carried Units and Co-Invest Units which are Common Units; and

•          the unreturned capital plus unpaid yield in the case of Co-Invest Units which are Class B Preferred Units.

GTCR Fund VII, L.P. loaned Mr. Evans approximately $1,000,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10% per annum.

The senior management agreement also prohibits Mr. Evans from transferring any of his Co-Invest Units or Carried Units, subject to certain exceptions. This transfer restriction terminates with respect to particular securities upon such securities being transferred in a public sale and terminates with respect to all securities upon the sale of TSI LLC.

Others

Other members of our senior management team, including Messrs. Lawless, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher and Ms. Hermansen, also entered into senior management agreements pursuant to which they acquired an aggregate of 3,828,828.85 Carried Units at the same price and under terms generally no less favorable to the company than Mr. Evans’ terms.

Employment Provisions

Mr. Evans

Our senior management agreement with Mr. Evans also contains provisions relating to employment. Mr. Evans agrees to serve as our chief executive officer until he resigns or until we terminate his employment. While employed by us, Mr. Evans will receive an annual base salary of $400,000, subject to increase by our board of directors. For each fiscal year of employment, Mr. Evans will be eligible for an annual bonus of up to 50% of his annual base salary and will be entitled to any other benefits approved by our board of directors. During Mr. Evans’ employment, Evans Motor Sports LLC, an entity owned by Mr. Evans, will be entitled to use an aircraft leased by us. In connection with such use, Mr. Evans or Evans Motor Sports LLC pays 25% of the monthly lease and other fixed costs for the aircraft and reimburses us for all operating costs of the aircraft in connection with such use.

Mr. Evans’ employment will continue until (i) he resigns without good reason, disability or death, (ii) our board of directors decides to terminate his employment with cause, (iii) our board of directors decides to terminate his employment without cause, or (iv) he terminates his employment for good reason. If his employment is terminated by us without cause or by Mr. Evans for good reason, then we will be obligated to pay Mr. Evans one-twelfth of his annual base salary per month for a six-month period commencing on the date of termination. We have an option to extend the severance payment period (and the corresponding non-compete period described below) for up to three additional six-month periods. Any severance payments made to Mr. Evans will be reduced by the amount of any cash compensation he earns or receives with respect to any other employment during the period in which he is receiving severance.

Mr. Evans agreed to limitations on his ability to disclose any of our confidential information, and acknowledged that all inventions relating to his employment belong to us. Mr. Evans also agreed not to compete with us anywhere in the world or to solicit our employees for either the period during which he receives severance (if he is terminated without cause or if he resigns for good reason) or for two years after his termination (if he resigns without good reason or if we terminate his employment for cause).

The senior management agreement also contains customary representations, warranties and covenants.

Others

Other members of our senior management team, including Messrs. Lawless, Wilcock, O’Brien, Nelson, Garcia, Drexler, Mosher and Ms. Hermansen, also entered into senior management agreements pursuant to which they agreed to be employed by us under terms generally no less favorable to us than Mr. Evans’ terms.

Consulting Agreement

At the time of our acquisition from Verizon, we entered into a Consulting Agreement with Michael Hartman pursuant to which Mr. Hartman agreed to provide consulting services to us and retain the title of President for a period of one year until February 14, 2003. Mr. Hartman received consulting payments totaling $215,500 in two installments in January and February of 2003, but was not entitled to any fringe benefits.

Mr. Hartman agreed to limitations on his ability to disclose any of our confidential information, and acknowledges that all inventions relating to his service to us belong to us. Mr. Hartman also agreed not to compete with us anywhere in the world or to solicit our employees for a period of one year following the closing of the acquisition.

Purchase Agreements

At the time of our acquisition from Verizon, the GTCR investors and certain co-investors acquired a strip of Class B Preferred Units and Common Units for an aggregate purchase price of $252,367,500 and $2,632,500, respectively and committed to purchase up to an additional $25,000,000 of equity securities of TSI LLC. The investment of the additional $25,000,000 is conditioned upon the GTCR investors and the board of managers of TSI LLC approving the terms of the investment and the proposed use of the proceeds from the investment, as well as the satisfaction of certain other conditions.

Professional Services Agreement

At the time of our acquisition from Verizon, we engaged GTCR Golder Rauner, LLC (“GTCR”) as a financial and management consultant, and GTCR agreed to provide financial and management consulting services to us and our subsidiaries, all on the terms and subject to the conditions set forth in the professional services agreement.

GTCR agreed during the term of such engagement to consult with our board, the boards of directors (or similar governing body) of our affiliates and our management and management of our affiliates in such manner and on such business and financial matters as may be reasonably requested from time to time by the Board, including but not limited to: (i) corporate strategy; (ii) budgeting of future corporate investments; (iii) acquisition and divestiture strategies and (iv) debt and equity financings.

GTCR will provide and devote to the performance of the professional services agreement such partners, employees and agents of GTCR as GTCR deems appropriate for the furnishing of the services required by the professional services agreement.

At the time of any purchase of equity by the Investors and/or their Affiliates pursuant to Section 1B of the unit purchase agreement, we will pay to GTCR a placement fee in immediately available funds equal to one percent of the amount paid to TSI LLC in connection with such purchase. At the time of any other equity or debt financing of TSI LLC, TSI Inc., us or any of our respective subsidiaries prior to a Public Offering (as defined in TSI LLC’s limited liability company agreement) (other than (i) the purchase of securities of TSI LLC by any executive pursuant to any senior management agreement (as entered into from time to time among TSI LLC, us and our executives) and (ii) any debt or equity financing provided by the seller or sellers of a target company or business in connection with the acquisition thereof), we will pay to GTCR a placement fee in immediately available funds equal to one percent of the gross amount of such financing (including the committed amount of any revolving credit facility). If any individual payment to GTCR pursuant to this paragraph would be less than $10,000, then such payment will be held by us until such time as the aggregate of such payments equals or exceeds $10,000.

We have agreed to pay to GTCR an annual management fee of $500,000. Such management fee is payable in equal monthly installments which began March 1, 2002.

We are obligated to promptly reimburse GTCR for such reasonable travel expenses, legal fees and other out-of-pocket fees and expenses as have been or may be incurred by GTCR, its directors, officers and employees in connection with our purchase from Verizon, in connection with any financing of TSI LLC, us or any of our respective subsidiaries, and in connection with the rendering of any other services hereunder (including, but not limited to, fees and expenses incurred in attending company-related meetings).

The professional services agreement will continue until the earlier to occur of (i) a sale in a public offering registered under the Securities Act of 1933, as amended, of equity securities of TSI LLC or a corporate successor to TSI LLC and (ii) the Investors and their Affiliates ceasing to own at least 50% of the Investor Securities (as defined in the unit purchase agreement). No termination of the professional services agreement, whether pursuant to this paragraph or otherwise, will affect our obligations with respect to the fees, costs and expenses incurred by GTCR in rendering services hereunder and not reimbursed by us as of the effective date of such termination.

Neither GTCR nor any of its affiliates, partners, employees or agents shall be liable to us, to TSI LLC, or their subsidiaries or affiliates for any loss, liability, damage or expense arising out of or in connection with the performance of services contemplated by the professional services agreement, unless such loss, liability, damage or expense is proven to result directly from the gross negligence or willful misconduct of GTCR.

We have agreed to indemnify and hold harmless GTCR, its partners, affiliates, officers, agents and employees against and from any and all loss, liability, suits, claims, costs, damages and expenses (including attorneys’ fees) arising from their performance under the professional services agreement, except as a result of their gross negligence or intentional wrongdoing.

Neither GTCR nor we may assign our rights or obligations under the professional services agreement without the express written consent of the other, except that GTCR may assign its rights and obligations to an affiliate of GTCR. The professional services agreement is governed by the internal laws of the State of Delaware.

For purposes of the professional services agreement, the following terms have the following definitions:

“Affiliate” of any person means any other person controlling, controlled by or under common control with such particular person or entity.

“Investors” means GTCR Fund VII, L.P., GTCR Fund VII/A, L.P., and GTCR Co-Invest, LP

Revenue Guaranty Agreement

We have entered into an agreement with Verizon Information Services Inc. (VIS) in which VIS has agreed, through December 31, 2005, to make quarterly payments to us if the amount of wireless revenues, as defined in our agreement, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets.

Payments due under the agreement would be calculated quarterly as equal to 61.875% of the shortfall for the each first three quarters of each year covered under the agreement, and 82.5% of the cumulative shortfall for each of the years covered under the agreement. The quarterly and full year targets covered under the agreement are:

•          $12,925 million for each fiscal quarter in 2002, $45.4 million for the period February 14, 2002 to December 31, 2002;

•          $8.725 million for each fiscal quarter in 2003, $34.9 million for full year 2003;

•          $8.375 million for each fiscal quarter in 2004; $33.5 million for full year 2004;

•          $8.3 million for each fiscal quarter in 2005, $33.2 million for full year 2005.

No payments from Verizon are due under the guranty agreement for the period from February 14, 2002 to December 31, 2002.

Transition Services Agreement

Under the transition services agreement entered into in connection with our acquisition from Verizon, Verizon Information Services agreed to provide and cause its affiliates or a third party to provide the following services to us for a period of six months following the closing date of the acquisition:

Service	Monthly Fee

Accounts payable services	$10,000
General ledger/SAP services	$75,000
Employee health benefits/COBRA services	$35,000 plus pass-through of costs of providing health benefits/COBRA coverage
Payroll services	$ 9,240

As of June 30, 2002, all of these services have been transitioned and are provided internally by us or by third parties. Verizon charged us $425 thousand under this agreement from February 14, 2002 to December 31, 2002.

Intellectual Property Agreement

Under the intellectual property agreement entered into in connection our acquisition from Verizon, Verizon Information Services Inc., Verizon Communications Inc. and we agreed to the following:

•          we and the Verizon companies each conveyed an undivided joint ownership interest to the other in certain of our respective unregistered intellectual property;

•          the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain of their respective registered intellectual property to us and our affiliates;

•          we granted a limited royalty-free, non-exclusive, worldwide license of certain of our registered intellectual property to the Verizon companies and their affiliates;

•          the Verizon companies and their affiliates granted a limited, royalty-free, non-exclusive, worldwide license of certain third-party intellectual property to us pursuant to their right to sublicense such materials;

•          the Verizon companies conveyed and transfered to us certain of their intellectual property; and

•          the Verizon companies and their affiliates are generally indefinitely prohibited from using any of the intellectual property that we license to them under the intellectual property agreement to offer goods or services that compete with us, whether such goods or services are provided to third parties or used internally.

Taken together, these licenses and joint-ownership grants generally provide us and the Verizon companies the right to continue our respective use of the other’s intellectual property in existence as of the closing of the acquisition to the extent that we rely upon such intellectual property to operate our respective businesses prior to the closing of the acquisition. We also agreed that, except as required by applicable law, we will not divulge or otherwise make available to any person the intellectual property that is the subject of the agreement.

Distributed Processing Services Agreement

We entered into a Distributed Processing Services Agreement with Verizon Information Technologies Inc. (“VITI”) whereby VITI agreed to provide us with data center infrastructure and technical support services in support of our distributed systems processing, including a data center network infrastructure. Furthermore, for a period not to exceed sixty (60) days from the effective date of the Distributed Processing Services Agreement, VITI provided the six circuits that we received from NTN on a pass-through cost basis. VITI also continued to provide us access to SAP, AP and Intranet applications for a period of sixty (60) days from the effective date of the Distributed Processing Services Agreement.

VITI is responsible for monitoring the company-provided telecommunications network between our location and VITI’s location, as well as for the purchase and maintenance of the network hardware and software at VITI’s demarcation point. We are responsible for the purchase and maintenance of any network hardware or software necessary to allow us to connect to the network at a mutually satisfactory company demarcation point.

We pay both monthly labor fees (capped at approximately $240,667 per month) and maintenance fees. The contract rate of the maintenance fees is $3.6 million annually with $300,000 of that charge billed to us on a monthly basis. If new hardware, software or maintenance is added or service levels are increased, VITI will charge us at rates that are consistent with those described above in this paragraph. To the extent we request VITI to transfer any third party licenses used specifically for us and not under Verizon’s enterprise license, VITI will transfer such licenses, provided that we have paid all consent, license and maintenance fees.

The term of the agreement is for 18 months. We have the right to terminate the agreement (or any services relating to specific hardware or software that the company may want to remove from the environment) for convenience, in whole or in part, by providing three months prior written notice. Appropriate adjustments to the fees will be made with respect to any termination in part. Provided that we have not been terminated for default, VITI will, upon request, provide termination assistance to us sufficient to transfer us to another service provider. This assistance shall be provided at $125 per hour.

We have the right to purchase certain hardware from VITI upon termination or expiration of the agreement for either one dollar or book value, depending on the type of hardware. We and VITI also entered into service level agreements, attached as an exhibit to the agreement, for existing applications and hardware and for existing hardware platforms. The parties are also obligated to negotiate new service levels for added hardware and software within 90 days of the implementation of such additional hardware or software.

Mainframe Computing Services Agreement

VITI was required to provide certain mainframe computing and help desk services to us, including without limitation, console operations, tape management, production control and scheduling, systems software support, technical support, migration services, change management, network support services and data and physical security. We agreed to pay for these services on a usage basis in accordance with a fee schedule attached to the agreement. There were no minimum amounts set forth. The initial term of the agreement was six months. We had the right to terminate the agreement at any time upon thirty days prior written notice. Upon our written request or the expiration or termination of the agreement, VITI was to provide us with reasonable assistance required to transition to another service provider. In exchange for such assistance, we agreed to pay VITI $125 per hour. Amounts incurred under these agreements total $4,595 from February 14, 2002 to December 31, 2002. As of August 3, 2002, Lockheed Martin Global Telecommunications began providing these services.

Equity Sponsor’s Investment in Transaction Network Services, Inc.

Certain investment funds affiliated with GTCR Golder Rauner, LLC are collectively the controlling equityholder of Transaction Network Services, Inc. (“TNS”). We have done business with TNS in the past, and expect to continue to do business with TNS in the future. Collin Roche, who serves as one of our directors, also serves on the board of directors of TNS.

ITEM 14. Controls and Procedures

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

ITEM 15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in our consolidated financial statements or notes thereto.

(b)       The following reports on Form 8-K were filed during the fourth quarter of 2002:

•          The registrant filed a Current Report on Form 8-K on November 13, 2002, under “Item 5. Other Events” reporting on TSI Telecommunication Services Inc.’s results for the third quarter of 2002.

•          The registrant filed a Current Report on Form 8-K on November 13, 2002, under “Item 9. Regulation FD Disclosure” filing the certifications of the third quarter 2002 consolidated financial statements solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

(c)      The following is a list of exhibits required by Item 601 of Regulation S-K to be filed as part of this Report. Where so indicated by footnote, exhibits that were previously filed are incorporated by reference.

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No	Description

*3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.

*3.2	Bylaws of TSI Telecommunication Services Inc.

*3.7	Certificate of Formation of TSI Telecommunication Holdings, LLC.

*3.8	Limited Liability Company Agreement of TSI Telecommunication Holdings, LLC.

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

***10.37	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Linda Hermansen.

***10.38	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Gilbert Mosher.

***12.1	Computation of ratio of earnings to fixed charges.

***21.1	Subsidiaries of TSI Telecommunication Services Inc.

      †   Compensatory plan or agreement.

      *   Previously filed as exhibits to the registrant’s registration statement on Form S-4 or S-4/A (Registration Statement No. 333-88168).

    **   Previously filed as exhibits to the registrant’s registration statement on Form S-1 or S-1/A (Registration Statement No. 333-99293).

 ***  Filed herewith.

FINANCIAL STATEMENTS

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR

Page

Report of Independent Certified Public Accountants	52

Consolidated Balance Sheets at December 31, 2001 and 2002	53

Consolidated Statements of Operations for the years ended December 31, 2000 and 2001, the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to December 31, 2002	54

Consolidated Statements of Changes in Shareholder’s/Unitholders’ Equity for the years ended December 31, 2000 and 2001, the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to December 31, 2002	55

Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 2001, the period from January 1, 2002 to February 13, 2002, and the period from February 14, 2002 to December 31, 2002	56

Notes to Consolidated Financial Statements	57

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TSI Telecommunication Holdings, LLC

We have audited the accompanying consolidated balance sheets of TSI Telecommunication Holdings, LLC and predecessor as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholder’s/unitholders’ equity and cash flows for each of the two years in the period ended December 31, 2001, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TSI Telecommunication Holdings, LLC and predecessor as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Tampa, Florida
March 7, 2003

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	Predecessor December 31, 2001	Successor December 31, 2002

ASSETS
Current assets:
Cash	$284	$39,582
Accounts receivable, net of allowances of $3,565 and $2,405, respectively	55,828	54,610
Accounts receivable - affiliates	19,495	—
Notes receivable - affiliates	98,912	—
Inventories	99	—
Deferred tax assets	7,122	2,110
Prepaid and other current assets	1,386	3,827

Total current assets	183,126	100,129

Property and equipment, net	23,656	33,353
Capitalized software, net	7,703	73,914
Deferred finance costs, net	—	16,015
Goodwill	—	330,559
Identifiable intangibles:
Customer contract, net	—	13,594
Trademark	—	51,700
Cutomer base, net	—	207,124
Deferred taxes and other	33,382	—

Total assets	$247,867	$826,388

LIABILITIES AND SHAREHOLDER’S/UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,989	$8,089
Accounts payable - affiliates	3,923	—
Accrued payroll and related benefits	15,126	6,672
Customer advances	1,179	227
Accrued interest	—	14,608
Accrued taxes	32,754	1,145
Other accrued liabilities	12,491	10,321
Current portion of Term Note B, net of discount	—	52,736

Total current liabilities	76,462	93,798

Long-term liabilities:
Pension and other employee benefit obligations	18,301	—
Deferred taxes	—	10,983
Subordinated Notes, net of discount	—	240,257
Term Note B, net of discount	—	211,607

Total long-term liabilities	18,301	462,847
Shareholder’s/unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at December 31, 2002; liquidation preference of $252,367	—	252,367
Common Units-an unlimited number authorized, 89,099,099 units issued and 88,828,829 outstanding at December 31, 2002		2,967
Common Stock, no par value; 2,000 shares authorized, issued and outstanding at December 31, 2001	1
Additional paid-in capital	100,903	—
Retained earnings	52,546	14,418
Accumulated other comprehensive loss	(346)	—
Less cost of treasury units (270,270 common units)	—	(9)

Total shareholder’s/unitholders’ equity	153,104	269,743

Total liabilities and shareholder’s/unitholders’ equity	$247,867	$826,388

See Notes to Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS)

	Predecessor			Successor

	December 31, 2000	December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 13, 2002

Revenues (including $104,717, $122,397, $15,838, and $0 from affiliates, respectively)	$315,936	$361,358	$39,996	$291,216

Costs and expenses:
Cost of operations (including $25,719, $34,460, $4,419,and $0 from affiliates, respectively)	150,156	169,025	20,655	127,251
Sales and marketing	24,265	24,348	2,614	19,404
General and administrative (including $8,771, $4,511,$443, and $0 from affiliates, respectively)	45,721	41,245	3,001	33,316
Provision for (recovery of) uncollectible accounts	2,203	2,207	1,340	(603)
Depreciation and amortization	13,061	15,203	1,464	32,110
Restructuring	—	—	—	2,845

	235,406	252,028	29,074	214,323

Operating income	80,530	109,330	10,922	76,893

Other income (expense), net:
Interest income (including $2,210, $2,472, $221,and $0 from affiliates, respectively)	3,087	3,903	432	865
Interest expense	(22)	—	—	(54,012)
Other, net	4	(80)	(19)	(8)

	3,069	3,823	413	(53,155)

Income before provision for income taxes	83,599	113,153	11,335	23,738
Provision for income taxes	32,548	43,895	4,418	9,320

Net income	51,051	69,258	6,917	14,418
Preferred unit dividends	—	—	—	(22,952)

Net income (loss) attributable to common stockholder/unitholders	$51,051	$69,258	$6,917	$(8,534)

See Notes to Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S/UNITHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

	Class A Preferred Units	Class B Preferred Units	Common Units	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Units	Accum Other Comp Loss	Total

PREDECESSOR
Balance at January 1, 2000	$—	$—	$—	$1	$12,573	$62,273	$—	$(297)	$74,550

Net income	—	—	—	—	—	51,051		—	51,051
Minimum pension liability adjustment	—	—	—	—	—	—		(49)	(49)

Comprehensive income									51,002
Dividends declared	—	—	—	—	—	(42,000)		—	(42,000)
Tax benefit from exercise of stock options	—	—	—	—	255	—		—	255
Special dividend and capital contribution	—	—	—	—	54,286	(54,286)			—
Capital contribution of deferred tax asset	—	—	—	—	33,500	—	—	—	33,500

Balance at December 31, 2000	—	—	—	1	100,614	17,038	—	(346)	117,307

Net income	—	—	—	—	—	69,258		—	69,258
Minimum pension liability adjustment	—	—	—	—	—	—		—	—

Comprehensive income									69,258
Dividends declared	—	—	—	—	—	(33,750)		—	(33,750)
Tax benefit from exercise of stock options	—	—	—	—	289	—	—	—	289

Balance at December 31, 2001	—	—	—	1	100,903	52,546	—	(346)	153,104

Net income	—	—	—	—	—	6,917		—	6,917
Minimum pension liability adjustment	—	—	—	—	—	—		—	—

Comprehensive income									6,917
Dividends declared	—	—	—	—	—	(26,514)		—	(26,514)
Tax benefit from exercise of stock options	—	—	—	—	3	—	—	—	3

Balance at February 13, 2002	$—	$—	$—	$1	$100,906	$32,949	$—	$(346)	$133,510

SUCCESSOR
Initial capitalization at February 14, 2002	$—	$252,367	$2,967	$—	$—	$—		$—	$255,334
Net income						14,418			14,418
Cost of treasury units
(270,270 common units)							(9)		(9)

Balance, December 31, 2002	$—	$252,367	$2,967	$—	$—	$14,418	$(9)	$—	$269,743

See Notes to Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Predecessor			Successor

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

Cash flows from operating activities
Net income	$51,051	$69,258	$6,917	$14,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,061	15,203	1,464	40,787
Provision for (recovery of) uncollectible accounts	2,203	2,207	1,340	(603)
Deferred income tax expense (benefit)	(785)	(4,748)	(586)	8,873
Pension and other employee retirement benefits	2,968	3,861	546	—
Changes in current assets and liabilities:
Accounts receivable	(35,300)	30,498	14,682	5,211
Other current assets	(4,225)	3,912	(1,641)	(701)
Accounts payable	9,026	(7,146)	2,732	(4,167)
Other current liabilities	17,219	18,236	(24,269)	6,597

Net cash provided by operating activities	55,218	131,281	1,185	70,415

Cash flows from investing activities
Capital expenditures	(12,956)	(10,406)	(606)	(12,278)
(Increase) decrease in note receivable-affiliate	2,322	(89,425)	35,387	—

Net cash provided by (used in) investing activities	(10,634)	(99,831)	34,781	(12,278)

Cash flows from financing activities
Dividends paid	(96,286)	(33,750)	(11,250)	—
Capital contribution	54,286	—	—	—
Excess cash received at purchase date	—	—	—	1,884
Retirement of long-term debt	—	—	—	(15,000)
Retirement of short-term debt	—	—	—	(30,430)
Repurchase of common units	—	—	—	(9)

Net cash used in financing activities	(42,000)	(33,750)	(11,250)	(43,555)

Net increase (decrease) in cash	2,584	(2,300)	24,716	14,582
Cash at beginning of period	—	2,584	284	25,000

Cash at end of period	$2,584	$284	$25,000	$39,582

Supplemental cash flow information
Interest paid	$—	$—	$—	$30,187
Income taxes paid	28,086	24,019	22,554	1,605

Supplemental non-cash transactions
Note receivable of $63,525 and accrued liabilities of $48,261 distributed as dividend to stockholder	—	—	15,264	—
Contribution of deferred tax asset	33,500	—	—	—
Decrease in restructuring reserve	$—	$—	$—	$666

See Notes to Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)

1.        Description of Business

We are a leading provider of mission-critical transaction-processing services to wireless telecommunication carriers throughout the world. Our transaction-based technology interoperability, network and call processing services simplify the interconnection and management of complex voice and data networks. We address technology interoperability complexities as the largest clearinghouse in the United States for the billing and settlement of wireless roaming telephone calls, with an estimated market share of over 60% in 2000 based on billable wireless roaming telephone call transaction volume. We also own one of the largest unaffiliated Signaling System 7 (“SS7”) networks in the United States. SS7 is the telecommunication industry’s standard network signaling protocol used by substantially all carriers to enable the setup and delivery of wireless and wireline telephone calls. Our network services also allow our customers to access intelligent network services and monitor network performance and subscriber activity on a real-time basis. In addition, we are the industry’s leading developer and provider of call processing solutions that enable seamless regional, national and international wireless roaming telephone service.

2.        Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of TSI Telecommunication Holdings, LLC (TSI LLC), TSI Telecommunication Holdings Inc. (TSI Inc.), TSI Telecommunication Services Inc. (TSI), TSI Finance Company (TSI Finance), and TSI Telecommunication Network Services Inc. (TSI Networks - formerly TSI Networks, Inc.). References to “the Company” or “we” include all of the consolidated companies. All significant intercompany balances and transactions have been eliminated.

TSI, previously known as GTE Telecommunication Services, Inc., was incorporated in 1987 as an indirect wholly owned subsidiary of GTE Corporation (GTE). As a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE in June 2000, TSI became an indirect wholly owned subsidiary of Verizon Communications Inc. (Verizon). The merger of Bell Atlantic and GTE was accounted for as a pooling of interests business combination. Accordingly, references to affiliates and related parties include Verizon and its predecessor companies for all periods presented.

On February 14, 2002, TSI Inc. acquired all of the outstanding stock of TSI from Verizon Information Services Inc, a subsidiary of Verizon Communications Inc. (collectively, Verizon). A majority of the common and preferred units issued by TSI LLC at the acquisition date and outstanding at December 31, 2002 are owned by certain funds or individuals affiliated with GTCR Golder Rauner, LLC (GTCR), a private equity investment fund. As of February 14, 2002, Verizon is no longer an affiliate or related party.

The term “successor” refers to TSI Telecommunication Holdings, LLC (TSI LLC) and all of its subsidiaries, including TSI, following the acquisition of TSI on February 14, 2002. The term “predecessor” refers to TSI prior to being acquired by TSI Inc. on February 14, 2002.

Use of Estimates

We prepare our financial statements using accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates

Revenue Recognition

We derive revenues from four primary categories: Network Services, Technology Interoperability Services, Call Processing Services, and Other Outsourcing Services. The revenue recognition policy for each of these areas is as follows:

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

•          Call Processing Services primarily generate revenue by charging per-transaction processing fees and software licensing fees. The per-transaction fee is based on the number of validation, authorization, and other call processing messages generated by wireless subscribers. These revenues are recognized at the time the transactions are performed. We provide turn-key software solutions for which we charge customers a software licensing fee. For turnkey software, we recognize revenue when accepted by the customer.

•          Other Outsourcing Services primarily generate revenue by charging per-minute-of use (MOU) fees, hardware maintenance fees and per-subscriber fees. We recognize revenues from the MOU-based services at the time the service is performed. Hardware maintenance fees are recognized over the life of the contract.

Advertising Costs

We expense advertising costs as they are incurred. Advertising costs charged to expense amounted to $468, $186, $22 and $180 for the years ended December 31, 2000 and 2001, and the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, respectively.

Research and Development

Research and development costs are charged to expense as incurred. Research and development costs which are included in general and administrative expense in the consolidated statements of income amounted to $23,786, $26,658, $2,527 and $17,623 for the years ended December 31, 2000 and 2001, and the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, respectively.

Stock-Based Compensation

We participated in stock-based employee compensation plans sponsored by Verizon for the periods ending 2000, 2001 and the period from January 1, 2002 to February 13, 2002.

On May 16, 2002, TSI Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of TSI Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002.

We account for these plans and related grants there under using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, (SFAS 123) is determined as if the Company had accounted for its employee and non-employee director stock options under the fair value method of SFAS 123. Pro forma fair value method amounts are not materially different from the intrinsic value method and hence are not disclosed.

Employee Benefit Plans

We participated in Verizon benefit plans in 2000, 2001, and the period from January 1, 2002 to February 13, 2002. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations were accrued currently. Prior service costs and credits resulting from changes in plan benefits were amortized over the average remaining service period of the employees expected to receive benefits.

Cash

We consider all highly liquid investments of operating cash with original maturities of three months or less to be a cash or cash equivalent. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts and are stated at cost which approximates fair value.

Trade Receivables

Trade receivables are recorded at net realizable value or the amount that we expect to collect on our gross customer trade receivables. We establish a general reserve based on historical experience, in addition to a reserve for specific receivables with known collection problems due to circumstances such as liquidity or bankruptcy. Collection problems are identified using an aging of receivables analysis based on invoice due dates. Items that are deemed uncollectible are written off against the allowance for collection losses. We do not require deposits or other collateral from our customers and hence we are at risk for all accounts receivable.

We charge interest on overdue receivables, but do not recognize interest income until collected. At December 31, 2001 and 2002, accounts receivable includes interest receivable totaling $3,094 and $2,927, respectively, related to finance charges to customers, but the entire amount is offset by a contra account.

Inventories

We include in inventory items used in the implementation of our products and services. Inventories are stated at cost using the specific identification method. Inventory is generally procured after a sales contract is executed with a customer.

Income Taxes

TSI LLC is treated as partnership for income tax purposes, and accordingly, partnership income or loss is passed through to the unitholders. However, TSI LLC owns all of the outstanding stock of TSI, Inc. which files a consolidated income tax return with its wholly-owned subsidiaries and therefore the accompanying financial statements include a provision for income taxes related to TSI, Inc. and its subsidiaries using Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Property and Equipment, net

Property and equipment consist primarily of hardware and software equipment necessary to operate our SS7 network, leasehold improvements and furniture in our headquarter facilities, which are recorded at cost and depreciated using the straight-line method over the estimated remaining lives.

The asset lives used are presented in the following table:

Average Lives (In Years)

Equipment	5-10
Furniture and fixtures	6
Leasehold improvements	Shorter of term of lease or life of asset

When the depreciable assets are replaced, retired or otherwise disposed of, the related cost and accumulated depreciation are deducted from the respective accounts and any gains or losses on disposition are recognized in income.

Betterments, renewals and extraordinary repairs which increase the value or extend the life of the asset are capitalized. Repairs and maintenance costs are expensed as incurred.

Computer Software Costs

We capitalize the cost of internal-use software, which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized computer software costs are amortized using the straight-line method over a period of three years. Amortization of capitalized software costs included in depreciation and amortization in the consolidated statements of income was $6,287, $7,186, $524 and $9,801 for the periods 2000, 2001, January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, respectively.

Deferred Financing Costs

We amortize deferred financing costs using the effective interest method and record such amortization as interest expense. Amortization of debt discount and annual commitment fees for unused portions of available borrowings are also recorded as interest expense.

Identifiable Intangible Assets

We amortize identifiable intangible assets with definite lives over their contractual or estimated useful lives using the straight-line method. As of December 31, 2002, accumulated amortization totaled $13,282. There were no identifiable intangible assets prior to February 14, 2002.

Impairment

We account for long-lived asset impairments under Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets”. Consistent with prior guidance, SFAS 144 requires a three-step approach for recognizing and measuring the impairment of assets to be held and used. We recognize impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Fair value is estimated based on discounted future cash flows. Assets to be sold must be stated at the lower of the assets carrying amount or fair value and depreciation is no longer recognized. SFAS 144 was adopted on January 1, 2002. Prior to SFAS 144’s adoption, we accounted for impairments under Statement of Financial Accounting Standards No. 121 (SFAS 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

Segment Reporting

For all periods reported, we operated as a single segment.

Earnings Per Share

We do not present earnings per share since TSI LLC’s units are not publicly traded and the calculation would be meaningless due to the small number of units outstanding.

Reclassifications

Certain prior year balances have been reclassified to conform to 2002 presentation.

The following summarizes our most significant accounting estimates.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay their invoices in full. We regularly review the adequacy of the accounts receivable allowance after considering the size of the accounts receivable balance, each customer’s expected ability to pay and our collection history with each customer. We review significant invoices that are past due to determine if an allowance is necessary based on the risk category using the factors described above. In addition, we maintain a general reserve for doubtful accounts by applying a percentage based on the aging category.

Customer Credit Memos

We maintain a general reserve based on our historical credit memo activity. In addition, we establish credit memos resulting from specific customer matters.

Impairment

We review long-lived assets including intangibles for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable and will review goodwill and intangibles at least annually for impairment. We also evaluate the useful life of assets periodically. The review consists of a comparison of the carrying value of the assets with the assets’ expected future undiscounted cash flows without interest costs. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions and projections. If actual market conditions are less favorable than those projected by management, asset write-downs may be required. Management will continue to evaluate overall industry and company specific circumstances and conditions as necessary.

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

3.        Recent Accounting Pronouncements

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, or FAS 145. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. FAS 145 amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of FAS 145 related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. The adoption of this Statement is not expected to have a material impact on our financial statements since FAS 145 does not change the amount of gain or loss but only the presentation in the income statement. No early extinguishment of debt is currently expected.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of FAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. This statement will apply to any future restructurings including the one described in Note 14, related to our February 2003 terminations.

In December, 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, or FAS 148. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair valued based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to required prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have included the disclosures in these financial statements. The remainder of the Statement is not applicable as we are not currently planning to change to fair value based accounting for stock-based compensation.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about it obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of this interpretation are effective prospectively for guarantees issued or modified after December 31, 2002. The interpretation’s expanded disclosures will not have a material impact on our financial position or results of operations. We are assessing, but at this point do not believe the adoption of the recognition and initial measurement requirements of this interpretation will have a material impact on our financial position or results of operations.

In January 2003, the FAS issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when this interpretation becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. Based on the recent release of this interpretation, we have not completed the assessment as to whether or not the adoption of this interpretation will have a material impact on our financial position or results of operations.

4.        Acquisition

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

The acquisition was funded as follows:

Equity contribution	$255,335
Cash held by TSI	25,000
Working capital adjustment paid in May 2002	1,400
Acquisition fees and expenses paid after closing using cash generated from operations	6,948
Senior credit facility
Revolving credit facility	5,430
Term loan, net of discount	275,000
Senior Notes, net of discount	239,570

$808,683

The following table summarizes the fair values of the assets acquired and liabilities assumed at February 14, 2002, the date of the acquisition.

Cash and other current assets	$92,499
Property and equipment	35,049
Intangible assets not subject to amortization
Trademarks	51,700
Intangible assets subject to amortization–(19 year weighted-average useful life)
Software (11 year weighted-average useful life)	78,532
Contracts (4 year weighted-average useful life)	17,400
Customer Base (20 year weighted-average useful life)	216,600
Deferred financing costs	19,269
Goodwill	330,559

Total assets acquired	841,608

Current liabilities, excluding long-term debt	(62,940)
Restructuring	(3,333)
Long-term debt	(520,000)

Total liabilities assumed	(586,273)

Net assets acquired	$255,335

The acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and EITF 88-16, Basis in Leveraged Buyout Transactions.

The purchase accounting adjustments have been recorded in the consolidated balance sheet as of February 14, 2002 and are reflected in all periods subsequent to February 13, 2002. The excess purchase price we paid over the preliminary estimates of the fair market value of the tangible assets and liabilities of TSI as of the date of the acquisition was approximately $330,559 and is reflected as goodwill in the accompanying condensed consolidated balance sheet. The purchase price resulted in the recognition of goodwill due to additional value attributable to TSI’s market share, enterprise product development capabilities and management team.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the new intangible asset balance has been allocated between identifiable intangible assets and remaining goodwill. Goodwill will not be amortized, but is subject to an ongoing assessment for impairment. As a part of the transactions, we have elected for income tax purposes to treat the acquisition as an asset purchase resulting in a step-up in tax basis equal to the new book basis. As a result, all deferred taxes were eliminated in purchase accounting. Goodwill is being deducted for tax purposes over a 15-year period beginning February 14, 2002.

The unaudited pro forma results presented below include the effects of the acquisition as if it had been consummated at the beginning of the year and period prior to acquisition. Pro Forma adjustments arise due to the asset revaluation and debt incurred. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated at the beginning of the year prior to acquisition.

	Predecessor

	Year Ended December 31, 2001	Period from January 1 to February 13, 2002

Pro Forma:
Revenues	$361,358	$39,996
Net income	25,464	1,133
Net income (loss) attributable to common unitholders	$227	$(1,909)

5.        Concentration of Business

Financial instruments that subject us to concentrations of credit risk are limited to our trade receivables from major customers. We generated revenues from services provided to Verizon and its predecessors of $104,717, $122,397, $15,838, and $87,989 for the year ended December 31, 2000 and 2001, and the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, respectively. No other customer represented more than 10% of revenues in the year ended December 31, 2000 and 2001, and the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, although a significant amount of our remaining revenues was generated from services provided to a small number of other wireless providers.

6.        Fair Value of Financial Instruments

Cash, receivables, accounts payable and revolving line of credit are reflected in the financial statements at their carrying value, which approximate their fair value due to the short maturity.

The estimated fair values of our Term Note B and Subordinated Notes are based on prices prevailing in the market.

The carrying amounts and fair values of our long-term debt as of December 31, 2002 are as follows:

	December 31, 2002

	Carrying Value	Fair Value

Term Note B	$264,343	$258,850
Subordinated Notes	240,257	218,050

7.        Property and Equipment

Property and equipment, net consist of the following:

	Predecessor	Successor

	December 31, 2001	December 31, 2002

Equipment	$58,589	$39,599
Furniture and fixtures	6,563	1,380
Leasehold improvements	1,949	1,390

	67,101	42,369
Accumulated depreciation and amortization	(43,445)	(9,016)

Total	$23,656	$33,353

Depreciation expense related to property and equipment was $6,774, $8,017, $940 and $9,026 for the years ended December 31, 2000 and 2001, and the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, respectively.

8.        Capitalized Software

Capitalized software development costs, net consist of the following:

	Predecessor	Successor

	December 31, 2001	December 31, 2002

Software	$53,786	$83,712
Accumulated depreciation and amortization	(46,083)	(9,798)

Total	$7,703	$73,914

Amortization expense related to capitalized software was $6,287, $7,186, $524 and $9,801 for the years ended December 31, 2000 and 2001, and the periods from January 1, 2002 to February 13, 2002, and February 14, 2002 to December 31, 2002, respectively.

9.        Identifiable Intangible Assets

Identifiable intangible assets consist of the following:

Successor

December 31, 2002

Indefinite lived intangible assets
Trademark	$51,700

Definite lived intangible assets
Customer (Verizon) contract	17,400
Less accumulated amortization	(3,806)

Customer (Verizon) contract, net	13,594
Customer base	216,600
Less accumulated amortization	(9,476)

Customer base, net	207,124

Total identifiable intangibles	$272,418

Definite lived intangible assets are amortized over their useful lives, which are 4 years for the Verizon contract and 20 years for customer base. Amortization expense related to identifiable intangibles was $13,282 for the period from February 14, 2002 to

December 31, 2002. Expected amortization expenses for each of the next five years are the following: 2003–$15,180, 2004–$15,180, 2005–$15,180, 2006–$11,374 and 2007–$10,830.

10.       Leasing Arrangements

We lease certain facilities, equipment and an aircraft for use in our operations. Total rent expense under operating leases amounted to $2,687 in 2000, $3,087 in 2001, $394 for the period January 1, 2002 to February 13, 2002 and $3,526 for the period February 14, 2002 to December 31, 2002. These leases contain various renewal options that could extend the terms of the leases beyond 2009.

Effective March 1, 2002, we entered into an operating lease for the use of an executive aircraft. The lease is for seven years, ending March 1, 2009, and requires monthly payments plus actual expenses for maintenance, fuel and other usage related charges. We have an option to purchase the aircraft 36 months after the commencement date of the lease at a price of $6,650. Our CEO and one of his affiliates will be entitled to use the aircraft and an affiliate entity owned by the CEO will pay 25% of the monthly lease and other fixed costs for the aircraft and will reimburse us for all operating costs of the aircraft in connection with such use. As of December 31, 2002, $274 was owed to us under this arrangement. Amounts incurred, net of the $274 estimated amount due from our CEO, are included in rent expense above.

As of December 31, 2002, the aggregate future minimum lease commitments under these leases are as follows:

Year ended December 31, 2003	$4,271
Year ended December 31, 2004	4,346
Year ended December 31, 2005	4,345
Year ended December 31, 2006	3,778
Year ended December 31, 2007	925
Thereafter	876

$18,541

11.       Debt

As a part of the financing of the acquisition described in Note 9 above, TSI entered into various debt agreements all of which are guaranteed by TSI LLC, TSI Inc., TSI Finance and TSI Networks. The following are the amounts outstanding at December 31, 2002:

$35,000 revolving line of credit, due December 2006, interest payable quarterly, principal payable upon maturity (a)	$—
$278,333 term note due December 2006, interest payable quarterly, principal payable quarterly beginning September2002–net of discount of $13,990 (a)	264,343
$245,000 Senior Notes due February 2009, bearing interest at12.75%, interest payable semi-annually beginning August 2002, principal payable upon maturity–net of discount of $4,743 (b)	240,257

Total	504,600
Less current portion	(52,736)

Long-term debt	$451,864

(a)       The senior credit facility provides for aggregate borrowings by TSI of up to $328,333 maturing December 2006 (with net proceeds to us on February 14, 2002 of up to $310,000) as follows:

•          a revolving credit facility of up to $35,000 in revolving credit loans and letters of credit; available for general corporate purposes including working capital, capital expenditures and acquisitions (funding for acquisitions from the revolving credit facility is limited to an aggregate amount of $15,000. The outstanding balance of the revolving line of credit is $0 as of December 31, 2002; and

•          a term loan B facility of $293,333 in term loans. Principal outstanding as of December 31, 2002 was $278,333.

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

The term loan B facilities are subject to equal quarterly installments of principal as set forth in the table below:

Year	Term Loan B

2003	$57,275
2004	35,000
2005	45,000
2006	141,058

Total	$278,333

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

•          100% of the net cash proceeds from any sale or other disposition by TSI LLC, or any of its direct or indirect subsidiaries of any assets, subject to certain reinvestment provisions and excluding certain dispositions in the ordinary course; and

•          100% of excess cash flow, as defined, for each fiscal year. At December 31, 2002, we have classified $37,275 as current representing the excess cash flow prepayment required, as described above.

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

TSI is required to pay a commitment fee on the difference between committed amounts and amounts actually utilized under the revolving credit facility, which is 0.50% per annum. We incurred $149 in commitment fees in the period from February 14, 2002 to December 31, 2002.

Under the terms of the senior credit facility at least 45% of or funded debt must bear interest that is effectively fixed. To that extent, we may be required to enter into interest rate protection agreements establishing a fixed maximum interest rate with respect to a portion of our total indebtedness. As of December 31, 2002, we were not required to enter into interest rate protection agreements.

The loans and other obligations under the senior credit facility are guaranteed by TSI LLC, TSI Inc. and each of TSI LLC’s direct and indirect subsidiaries (other than certain foreign subsidiaries).

Our obligations under the senior credit facility and the guarantees are secured by:

•          a perfected first priority security interest in all of our tangible and intangible assets and all of the tangible and intangible assets of TSI LLC and each of its direct and indirect subsidiaries, subject to certain customary exceptions, and

•          a pledge of (i) all of the capital stock of TSI Inc. owned by TSI LLC, all of our capital stock and that of any of TSI LLC’s direct and indirect domestic subsidiaries and (ii) two-thirds of the capital stock of certain first-tier foreign subsidiaries, if any.

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

12.       Unitholders’ Interests

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

The Class A Preferred Units are entitled to a cumulative preferred yield of 10.0% per annum, compounded quarterly. Class A Preferred Units may be used as consideration for the repurchase by TSI LLC of Class B Preferred Units and Common Units held by members of our management team who cease to be employed by TSI LLC, TSI Inc. or their respective subsidiaries. At December 31, 2002, no Class A Preferred Units were outstanding.

The Class B Preferred Units are entitled to an annual cumulative preferred yield of 10.0%, compounded quarterly. At December 31, 2002, there were 252,367.50 of Class B Preferred Units outstanding. For the period from February 14, 2002 to December 31, 2002, undeclared and unpaid preferred dividends totaled $22,952. These amounts are not recorded as liabilities until declared.

The Common Units represent the common equity of TSI LLC. At December 31, 2002, there were 88,828,829 Common Units outstanding.

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

13.       Stock Options

TSI Inc. (Successor)

On May 16, 2002, TSI Inc.’s Board of Directors adopted a Founders’ Stock Option Plan for non-employee directors, executives and other key employees of TSI Inc. In addition, the Board of Directors adopted a Directors’ Stock Option Plan on August 2, 2002 which provides for grants to independent directors to purchase 50,000 shares upon election to the board. The plans have a term of five years and provide for the granting of options to purchase shares of TSI Inc.’s non-voting common stock.

Under the plans, the options have or will have an initial exercise price based on the fair value of each share, as determined by the Board. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of the grant or, in the case of an equity holder owning more than 10% of the outstanding stock of TSI Inc., the price for incentive stock options is not less than 110% of such fair market value. The Board of TSI Inc. reserved 1,000,000 shares of nonvoting common stock, par value $.001 per share for issuance under the Founders’ plan and 300,000 shares under the Directors’ plan. As of December 31, 2002, there were options to purchase 294,700 shares outstanding under the Founder’s Stock Option Plan and options to purchase 50,000 shares outstanding under the Directors’ Stock Option Plan.

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

The following table summarizes the transactions for the period from February 14, 2002 to December 31, 2002 relating to the combined Founders’ Option Plan and Non-Employee Directors Plan:

	Number of Shares Subject to Option	Per Share Exercise Price

Outstanding, February 14, 2002	—

Granted	371,300	$5.00
Exercised	—
Canceled/Forfeited	(26,600)	$5.00

Outstanding, December 31, 2002	344,700	$5.00

No options were exercisable at December 31, 2002.

We account for these plans and related grants thereunder using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”. However, pro forma information regarding net income and earnings per share as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) is provided in the our annual financial statements and is determined as if we had accounted for our employee and non-employee director stock options under the fair value method of SFAS 123.

Outstanding options as of December 31, 2002 had a weighted average remaining contractual life of 9.4 years. The per share weighted average fair value of options granted during the years ended December 31, 2002, was negligible.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if we had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

December 31, 2002

Risk-free interest rate	4.93%
Volatility factor	—
Dividend yield	—
Weighted average expected life of options	5

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Since TSI, Inc.’s common stock does not trade on public markets, a volatility of 0% was entered into the Black-Scholes option valuation model. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. Our pro forma amounts are not materially different from the reported net income amounts and hence are not disclosed.

Verizon Stock Incentive Plans (Predecessor)

We participated in Verizon’s stock-based compensation plans that include a fixed stock option plan. GTE options were granted separately or in conjunction with stock appreciation rights (SARs). The granting of SARs was discontinued prior to 1999. We have recognized no compensation expense for our fixed stock option plans. If we had elected to recognize compensation expense based on the fair value at the grant dates for 1998 and subsequent fixed and performance-based plan awards consistent with the provisions of SFAS No. 123, net income would have been changed to the pro forma amounts indicated below:

	Predecessor

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002

Net income:
As reported	$51,051	$69,258	$6,917
Pro forma	48,914	66,150	6,621

These results may not be representative of the effects on net income for future years.

We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Predecessor

	December 31, 2000	December 31, 2001	Period from January 1 to February 13, 2002

Dividend yield	3.48%	2.75%	2.75%
Expected volatility	26.78%	29.07%	29.07%
Risk-free interest rate	6.26%	4.80%	4.80%
Expected lives (in years)	6	6	5

The weighted-average value per share of options granted during 2000 and 2001 was $12.17 and $15.2, respectively. No options were granted in 2002.

14.       Restructurings

As a part of the acquisition, we developed a restructuring plan to react to competitive pressures and to increase operational efficiency. The plan included the termination of approximately 78 employees in Tampa and Dallas, or 6% of our workforce and the closure of the Dallas office. As a result, we accrued $3,333 of expenses in relation to this plan as of February 14, 2002 including $2,948 for severance related to the reduction in workforce and $385 for costs to relocate employees added as a part of the restructuring. All charges were recognized in the purchase accounting.

On August 29, 2002 we completed an additional restructuring resulting in the termination of 73 employees or approximately 10% of our workforce. As a result, we accrued $2,845 in severance related costs in August. The payments related to this restructuring will be incurred through May 2003.

As of December 31, 2002, $3,901 of the restructuring costs related to these two plans had been paid with an accrual remaining of $1,611. We also recorded an adjustment to reduce the restructuring liability by $666 related to certain amounts reserved for sales force employees that were not ultimately terminated. We anticipate that all restructuring activities and payments will be complete by second quarter 2003.

On February 28, 2003, we completed another restructuring plan resulting in the termination of 71 employees or approximately 10.6% of our workforce. As a result, we accrued $1.8 million in severance related costs in February 2003. The payments related to this restructuring will be incurred through November 2003. We expect this reorganization to result in reduced annual expenses of approximately $5.8 million. Further restructuring may be necessary in light of current economic conditions.

15.       Employee Benefits

Savings Plans (Successor)

For the period from February 14, 2002 to December 31, 2002, we adopted a 401(k) plan covering all employees subject to certain eligibility requirements. Under this plan, a certain percentage of eligible employee contributions are matched. We incurred total savings plan costs of $2,045 in the period from February 14, 2002 to December 31, 2002.

Employee Benefits (Predecessor)

We participated in the Verizon benefit plans for the periods ending December 31, 2000, 2001, and the period from January 1, 2002 to February 13, 2002. Verizon maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on our share of cost for recent and future retirees. Verizon also sponsors a defined contribution savings plans in which we participated to provide opportunities for our eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Verizon.

The structure of Verizon’s benefit plans does not provide for the separate determination of certain disclosures for us. The required information is provided on a consolidated basis in Verizon’s Annual Report on Form 10-K for the year ended December 31, 2002.

Pension and Other Postretirement Benefits (Predecessor)

Verizon may periodically amend the benefits in our pension and other postretirement benefit plans.

Benefit Cost

Amounts reported in the Consolidated Statements of Operations consist of:

	Predecessor			Predecessor

	Pension			Healthcare and Life

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002

Net periodic benefit cost	$2,320	$3,161	$430	$648	$700	$129

Amounts recognized on the consolidated balance sheets consist of:

	Predecessor	Predecessor

	Pension December 31, 2001	Healthcare and Life December 31, 2001

Employee benefit obligations	$(12,821)	$(4,581)
Other assets	1,468	—
Accumulated other comprehensive loss	—	—

Net amount recognized as a liability	$(11,353)	$(4,581)

The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions below) and plan amendments.

Assumptions

The actuarial assumptions used are based on market interest rates, past experience, and management’s best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

	Predecessor			Predecessor

	Pension			Healthcare and Life

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002

Discount rate at end of year	7.75%	7.25%	7.25%	7.75%	7.25%	7.25%
Long-term rate of return on plan assets for the year	9.25	9.25	9.25	9.10	9.10	9.10
Rate of future increases in compensation at the end of year	5.00	5.00	5.00	4.00	4.00	4.00
Medical cost trend rate at end of year				5.00	10.00	10.00
Ultimate				5.00	5.00	5.00

Savings Plans and Employee Stock Ownership Plans (Predecessor)

For the periods ending December 31, 2000, 2001, and the period from January 1, 2002 to February 13, 2002, substantially all of our employees were eligible to participate in savings plans maintained by Verizon. Verizon maintains a leveraged employee stock ownership plan (ESOP) for its management employees of the former GTE Companies. Under this plan, a certain percentage of eligible employee contributions are matched with shares of Verizon common stock. Verizon recognizes leveraged ESOP cost based on the modified shares allocated method for this leveraged ESOP that held shares before December 31, 1989. We recognize savings plan costs based on our matching obligation attributed to our participating management employees. We recorded total savings plan costs of $1,667 in 2000, $1,834 in 2001, and $299 in the period from January 1, 2002 to February 13, 2002.

16.       Income Taxes

The components of income tax expense (benefit) are as follows:

	Predecessor			Successor

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

Current:
Federal	$28,038	$41,055	$4,221	$120
Foreign	107	19	4	21
State and local	5,188	7,569	779	306

	33,333	48,643	5,004	447
Deferred
Federal	(555)	(4,017)	(496)	7,973
State and local	(230)	(731)	(90)	900

	(785)	(4,748)	(586)	8,873

Provision for income taxes	$32,548	$43,895	$4,418	$9,320

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

	Predecessor			Successor

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002	Period from February 14 to December 31, 2002

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State and local income tax, net of federal benefits and change in valuation allowance	3.9	3.8	4.0	4.0
Other, net	—	—	—	0.2

	38.9%	38.8%	39.0%	39.2%

In 2000, GTE incurred and paid income taxes on the transfer of the net assets of the GTE Intelligent Network Services’ SS7 business to us. A deferred tax asset of $33,500 arose related to an increase in the tax basis of the related assets. The associated current income tax benefit was contributed to our capital and is a non-cash transaction.

On February 14, 2002, TSI Telecommunication Holdings, Inc. acquired TSI Telecommunication Services Inc. by merging its wholly owned subsidiary, TSI Merger Sub, Inc. with and into TSI Telecommunication Services Inc. For tax purposes, the transaction was treated as a purchase of assets. As a result of this treatment, the book and tax basis in assets was equalized which reduced the deferred tax balances to zero.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax (liabilities) assets are shown in the following table:

	Predecessor		Successor

	December 31, 2001		December 31, 2002

	Current	Non-Current	Current	Non-Current

Intangible assets	$—	$30,150	$—	$(10,312)
Property and equipment	—	(1,796)	—	(939)
Employee benefits	2,175	6,594	1,173	—
Accounts receivable	4,772	—	937	—
State net operating loss carryforwards	—	—	—	1,977
Other-net	175	(1,566)	—	268

Deferred tax asset/(liability)	7,122	33,382	2,110	(9,006)
Valuation allowance	—	—	—	(1,977)

Net deferred tax asset/(liability)	$7,122	$33,382	$2,110	$(10,983)

FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. In the period from February 14, 2002 to December 31, 2002, TSI generated state net operating losses of approximately $50,000, which expires between 2007 and 2022.

17.       Commitments and Contingencies

We are currently a party to various claims and legal actions that arise in the ordinary course of business. We believe such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business, financial condition or results of operations.

18.       Related Party Transactions

Successor

On February 14, 2002, we entered into several agreements to enable us to conduct its business on a stand-alone basis separate from Verizon, and for other business reasons.

Professional Services Agreement

We have agreed to pay GTCR an annual fee of $500 for its ongoing services as our financial and management consultant. We incurred $417 in the period from February 14, 2002 to December 31, 2002.

Transition Services Agreement

Verizon agreed to provide us with services for accounts payable, general ledger/SAP, employee health benefits/COBRA, and payroll services for a period of six months following February 14, 2002 for a total monthly fee of approximately $129. The transition services were completed in 2002. Verizon charged us $425 under this agreement from February 14, 2002 to December 31, 2002.

Distributed Processing Services Agreement

Verizon agreed to provide us with data center infrastructure and technical support services in support of our distributed systems processing, including a data center network infrastructure, for a period of 18 months. We agreed to pay both monthly labor fees (capped at approximately $241 per month) and maintenance fees (capped at $300 per month). If additional hardware, software or maintenance was added, Verizon charged us additional amounts. Amounts incurred under these agreements total $4,595 from February 14, 2002 to December 31, 2002.

Mainframe Computing Services Agreement

Verizon agreed to provide certain mainframe computing and help desk services to us, for a period of six months, beginning February 14, 2002. We paid Verizon a per service fee depending on the type of service provided. Therefore, monthly payments vary with usage. Typical services included CPU processing time, disk and tape storage, and tape mounts. There were no stated minimum fees. Amounts incurred under these agreements total $3,888 from February 14, 2002 to December 31, 2002. This total excludes $564 in costs incurred during the period from February 14, 2002 to December 31, 2002 to transition our data to a new service provider.

Revenue Guaranty Agreement

Verizon agreed, through December 31, 2005, to make quarterly payments to us if the amount of wireless revenues, as defined, for a given period is less than the revenue target for such period. In general the revenue guaranty payments will be due if wireless revenues during each of the years in the period from February 14, 2002 to December 31, 2005 are less than 82.5% of the agreed-upon targets. The payments due would be calculated as equal to 61.875% of the quarterly shortfall. No payments from Verizon are due under the guaranty agreement for the period from February 14, 2002 to December 31, 2002

Other

GTCR Capital Partners, L.P., an investment fund affiliated with our controlling equityholder, purchased $30 million face value amount of our Senior Subordinated Notes. In addition, Verizon purchased $75 million face value of our term loan B of the senior credit facility but had sold them by May 2002.

GTCR Fund VII, LP, investment fund affiliated with our controlling equityholder, loaned Mr. Evans approximately $1,000,000 to fund a portion of the purchase price for his purchase of Co-Invest Units and Carried Units. This loan bears interest at a rate of 10% per annum.

           We recognize revenues and expenses from Transaction Network Services, Inc., a company affiliated with our controlling unitholder. For the period from February 14, 2002 to December 31, 2002, we recognized revenues and expenses in the amount of $1,617 and $687, respectively.

See Note 10 for another related party transaction.

Predecessor

We recognized revenues from Verizon Wireless for providing wireless solutions that allow operators to communicate with each other regardless of the network technology, signaling standard or billing protocol deployed. We also recognized revenues from Verizon Network Services for providing data base services.

We had arrangements with Verizon Services for the provision of various centralized services. These costs included corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. These costs were allocated to us based on functional reviews of the work performed.

Verizon Data Services provided data processing services, software application development and maintenance. We were charged for these affiliated transactions based on proportional cost allocation methodologies.

Verizon Realty provided us with office space and various facilities for housing our equipment. We paid market rates for these facilities. The cost of leasing these facilities was included in cost of operations and general and administrative expenses.

In the opinion of management, the costs allocated for services and facilities were reasonable and represented TSI’s cost of doing business.

We recognized interest income and expense in connection with arrangements with Verizon (Parent) to provide short-term financing, investing and cash management services. TSI also declared and paid dividends to its parent, which is a wholly-owned subsidiary of Verizon.

Transactions with affiliates (including Verizon and its predecessors) are summarized as follows:

	Predecessor

	Year Ended December 31, 2000	Year Ended December 31, 2001	Period from January 1 to February 13, 2002

Revenues
Verizon Wireless	$77,052	$83,321	$8,591
Verizon Network Services	24,612	33,884	6,496
Other Affiliates	3,053	5,192	751

	104,717	122,397	15,838

Cost of Operations:
Verizon Data Services	17,794	25,311	2,903
Verizon Realty	1,521	2,173	277
Other Affiliates	6,404	6,976	1,239

	25,719	34,460	4,419

General and Administrative Expenses:
Service Corporation Prorate	8,034	3,597	326
Rent Expense	737	914	117

	8,771	4,511	443

Interest income - Verizon (Parent)	2,210	2,472	221
Interest expense - Verizon (Parent)	22	—	—

Outstanding balances with affiliates are reported on the Consolidated Balance Sheets at December 31, 2001 and 2002 as Notes Receivable—Affiliate, Accounts Receivable—Affiliates, Accounts Payable—Affiliates and Deferred Revenue—Affiliates and Others.

19.       Quarterly Financial Information (Unaudited)

The following presents quarterly financial results for the years ended December 31, 2001 and 2002.

	Predecessor	Successor

	Period from January 1 to February 13, 2002	Period from February 14 to March 31, 2002	Second Quarter 2002	Third Quarter 2002	Fourth Quarter 2002

Revenues	$39,996	$42,920	$87,511	$85,797	$74,988
Operating income	10,922	10,336	21,485	24,083	20,989
Net income	6,917	1,554	4,021	5,064	3,779
Net income (loss) attributable to common stockholder/unitholders	6,917	(1,601)	(2,429)	(1,569)	(2,935)

	Predecessor

	First Quarter 2001	Second Quarter 2001	Third Quarter 2001	Fourth Quarter 2001

Revenues	$82,620	$88,198	$95,859	$94,681
Operating income	23,590	27,254	32,704	25,782
Net income	14,918	17,324	20,562	16,454
Net income (loss) attributable to common stockholder/unitholders	14,918	17,324	20,562	16,454

20.       Supplemental Consolidating Financial Information

TSI’s payment obligations under the senior notes, described in Note 11 above, are guaranteed by TSI LLC, TSI Inc., and all domestic subsidiaries of TSI including TSI Finance and TSI Networks (collectively, the Guarantors). Such guarantees are full, unconditional and joint and several. The following supplemental financial information sets forth, on an unconsolidated basis, balance sheets, statements of income, and statements of cash flows information for TSI LLC (parent only), TSI Inc., and for the guarantor subsidiaries. The supplemental financial information reflects the investments of TSI LLC and TSI, Inc. using the equity method of accounting.

CONSOLIDATING BALANCE SHEET
As of December 31, 2002

	TSI LLC	TSI, Inc.	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$—	$39,576	$—	$6	$—	$39,582
Accounts receivable, net of allowances	—	—	28,808	25,811	—	(9)	54,610
Accounts receivable - affiliates	—	—	6,546	9,698	—	(16,244)	—
Deferred tax assets	—	—	1,872	238	—	—	2,110
Prepaid and other current assets	—	—	3,827	—	—	—	3,827

Total current assets	—	—	80,629	35,747	6	(16,253)	100,129

Property and equipment, net	—	—	16,762	16,591	—	—	33,353
Capitalized software, net of accumulated amortization	—	—	65,722	8,192	—	—	73,914
Deferred finance costs	—	—	16,015	—	—	—	16,015
Goodwill	—	—	59,157	271,402	—	—	330,559
Identifiable intangibles, net:
Customer contract, net	—	—	7,969	5,625	—	—	13,594
Trademark	—	—	24,700	27,000	—	—	51,700
Cutomer base, net	—	—	113,794	93,330	—	—	207,124
Notes receivable-affiliates	—	—	256,520	1,985	400,000	(658,505)	—
Investment in subsidiary	269,752	267,768	595,650	—	—	(1,133,170)	—

Total assets	$269,752	$267,768	$1,236,918	$459,872	$400,006	$(1,807,928)	$826,388

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$8,089	$—	$—	$—	$8,089
Accounts payable - affiliates	—	—	—	—	2,896	(2,896)	—
Accrued payroll and related benefits	—	—	6,672	—	—	—	6,672
Customer advances	—	—	227	—	—	—	227
Accrued interest	—	—	27,956	—	—	(13,348)	14,608
Accrued taxes	—	—	1,145	—	—	—	1,145
Other accrued liabilities	—	—	10,320	—	1	—	10,321
Current portion of Term Note B, net of discount	—	—	52,736	—	—	—	52,736

Total current liabilities	—	—	107,145	—	2,897	(16,244)	93,798

Long-term liabilities:
Deferred taxes	—	—	8,156	2,827	—	—	10,983
Payable to affiliate	9	—	401,985	256,520	—	(658,514)	—
Subordinated Notes, net of discount	—	—	240,257	—	—	—	240,257
Term Note B, net of discount-less current portion	—	—	211,607	—	—	—	211,607

Total long-term liabilities	9	—	862,005	259,347	—	(658,514)	462,847
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—			252,367
Common Units	2,967	—	—	—	—	—	2,967
Common Stock	—	99	—	—	—	(99)	—
Preferred Stock	—	3	—	197	—	(200)	—
Additional paid-in capital	—	253,248	253,350	198,283	400,025	(1,104,906)	—
Retained earnings	14,418	14,418	14,418	2,045	(2,916)	(27,965)	14,418
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	(9)

Total unitholders’ equity	269,743	267,768	267,768	200,525	397,109	(1,133,170)	269,743

Total liabilities and unitholders’ equity	$269,752	$267,768	$1,236,918	$459,872	$400,006	$(1,807,928)	$826,388

CONSOLIDATING STATEMENT OF OPERATIONS
Period from February 14, 2002 to December 31, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Revenues	$—	$—	188,221	$102,995	$—	$—	$291,216

Costs and expenses:
Cost of operations	—	—	70,541	56,710	—	—	127,251
Sales and marketing	—	—	14,529	4,875	—	—	19,404
General and administrative	—	—	26,136	7,159	21	—	33,316
Provision for (recovery of) uncollectible accounts	—	—	(319)	(284)	—	—	(603)
Depreciation and amortization	—	—	23,247	8,863	—	—	32,110
Restructuring	—	—	1,788	1,057	—	—	2,845

	—	—	135,922	78,380	21	—	214,323

Operating income	—	—	52,299	24,615	(21)	—	76,893

Other income (expense), net
Income from equity investment	14,418	23,738	49,761	—	—	(87,917)	—
Interest income	—	—	22,130	230	46,432	(67,927)	865
Interest expense	—	—	(100,444)	(21,495)	—	67,927	(54,012)
Other, net	—	—	(8)	—	—	—	(8)

	14,418	23,738	(28,561)	(21,265)	46,432	(87,917)	(53,155)

Income before provision for income taxes	14,418	23,738	23,738	3,350	46,411	(87,917)	23,738

Provision for income taxes	—	9,320	9,320	1,305	16,244	(26,869)	9,320

Net income	14,418	14,418	14,418	2,045	30,167	(61,048)	14,418

Preferred unit dividends	(22,952)	(33,340)	—	(12,390)	—	45,730	(22,952)

Net income (loss) attributable to common unit holders	$(8,534)	$(18,922)	$14,418	$(10,345)	$30,167	$(15,318)	$(8,534)

CONSOLIDATING STATEMENT OF CASH FLOWS
Period from February 14, 2002 to December 31, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Cash flows from operating activities
Net income	$14,418	$14,418	$14,418	$2,045	$30,167	$(61,048)	$14,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	31,924	8,863	—	—	40,787
Provision for uncollectible accounts	—	—	(319)	(284)	—	—	(603)
Deferred income tax benefit	—	—	6,284	2,589	—	—	8,873
Income from equity investment	(14,418)	(23,738)	(49,761)	—	—	87,917	—
Changes in current assets and liabilities:
Accounts receivable	—	—	13,200	(7,989)	—	—	5,211
Other current assets	—	—	(701)	—	—	—	(701)
Accounts payable	—	—	9,182	—	2,895	(16,244)	(4,167)
Other current liabilities	—	9,320	7,901	—	1	(10,625)	6,597

Net cash provided by operating activities	—	—	32,128	5,224	33,063	—	70,415

Cash flows from investing activities
Capital expenditures	—	—	(7,054)	(5,224)	—	—	(12,278)
Dividends received from equity investment	—	—	33,082	—	—	(33,082)	—

Net cash provided by (used in) investing activities	—	—	26,028	(5,224)	—	(33,082)	(12,278)

Cash flows from financing activities
Dividends paid	—	—	—	—	(33,082)	33,082	—
Excess cash received at purchase date	—	—	1,859	—	25	—	1,884
Retirement of long-term debt	—	—	(15,000)	—	—	—	(15,000)
Retirement of short-term debt	—	—	(30,430)	—	—	—	(30,430)
Other	—	—	(9)	—	—	—	(9)

Net cash used in financing activities	—	—	(43,580)	—	(33,057)	33,082	(43,555)

Net increase in cash	—	—	14,576	—	6	—	14,582
Cash at beginning of period	—	—	25,000	—	—	—	25,000

Cash at end of period	$—	$—	$39,576	$—	$6	$—	$39,582

Schedule II—Valuation and Qualifying Accounts
TSI Telecommunication Holdings, LLC and Predecessor

Column A	Column B	Column C		Column D		Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (Describe)		Balance at end of Period

Allowance for doubtful accounts:
Year ended December 31, 2000	$1,426	$2,207		$(72	)(1)	$3,561
Year ended December 31, 2001	$3,561	$2,207		$(2,203	)(1)	$3,565
Period from January 1, 2002 to February 13, 2002	$3,565	$1,340		$(447	)(1)	$4,458
Period from February 14, 2002 to December 31, 2002	$4,458	$(603	)(2)	$(1,450	)(1)	$2,405

______________

   (1)   Write-offs of uncollectible accounts

   (2)   Reduction of estimated allowance

Column A	Column B	Column C	Column D		Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (Describe)		Balance at end of Period

Accrual for restructuring:
Year ended December 31, 2000	$—	$—	$—		$—
Year ended December 31, 2001	$—	$—	$—		$—
Period from January 1, 2002 to February 13, 2002	$—	$—	$—		$—
Period from February 14, 2002 to December 31, 2002	$3,333	$2,845	$(3,901	)(1)	$1,611
			$(666	)(2)	$

______________

   (1)   Payments

   (2)   Reduction related to change in estimates of amounts reserved for sales force employees; amount recorded as reduction of goodwill

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions (Describe)	Balance at end of Period

Valuation allowance for deferred income taxes:
Year ended December 31, 2000	$—	$—		$—	$—
Year ended December 31, 2001	$—	$—		$—	$—
Period from January 1, 2002 to February 13, 2002	$—	$—		$—	$—
Period from February 14, 2002 to December 31, 2002	$—	$1,977	(1)	$—	$1,977

______________

   (1)   FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, its more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

TSI Telecommunication Holdings, LLC

We have audited the consolidated financial statements of TSI Telecommunication Holdings, LLC and predecessor as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2001, the period from January 1, 2002 to February 13, 2002 and the period from February 14, 2002 to December 31, 2002 and have issued our report thereon dated March 7, 2003. Our audits also included the financial statement schedule listed in Item 15(a) of this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Tampa, Florida
March 7, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2003.

TSI TELECOMMUNICATION HOLDINGS, LLC
By:	/S/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer, Secretary and Manager

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ G. EDWARD EVANS	Chief Executive Officer and Manager (Principal Executive Officer)	March 26, 2003

G. Edward Evans

/S/ RAYMOND L. LAWLESS	Chief Financial Officer, Secretary and Manager (Principal Accounting Officer)	March 26, 2003

Raymond L. Lawless

/S/ DAVID A. DONNINI	Manager	March 26, 2003

David A. Donnini

/S/ COLLIN E. ROCHE	Manager	March 26, 2003

Collin E. Roche

/S/ ODIE C. DONALD	Manager	March 26, 2003

Odie C. Donald

/S/ TONY G. HOLCOMBE	Manager	March 26, 2003

Tony G. Holcombe

      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other proxy soliciting material to our security holders with respect to any annual meeting of security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2003.

TSI TELECOMMUNICATION SERVICES INC.
By:	/S/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Capacity	Dates

/S/ G. EDWARD EVANS	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

G. Edward Evans

/S/ RAYMOND L. LAWLESS	Chief Financial Officer and Director (Principal Accounting Officer)	March 26, 2003

Raymond L. Lawless

/S/ DAVID A. DONNINI	Director	March 26, 2003

David A. Donnini

/S/ COLLIN E. ROCHE	Director	March 26, 2003

Collin E. Roche

/S/ ODIE C. DONALD	Director	March 26, 2003

Odie C. Donald

/S/ TONY G. HOLCOMBE	Director	March 26, 2003

Tony G. Holcombe

      Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      We have not sent, and do not intend to send, an annual report to security holders covering our last fiscal year, nor have we sent a proxy statement, form of proxy or other proxy soliciting material to our security holders with respect to any annual meeting of security holders.

CERTIFICATIONS FOR FORM 10-K

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of TSI Telecommunication Holdings, LLC (the “registrant”);

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI Telecommunication Holdings, LLC
Date: March 26, 2003	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-K

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of TSI Telecommunication Services Inc. (the “registrant”);

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI Telecommunication Services Inc.
Date: March 26, 2003	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-K

I, G. Edward Evans, Chief Executive Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of TSI Telecommunication Holdings, LLC (the “registrant”);

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI Telecommunication Holdings, LLC
Date: March 26, 2003	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer

CERTIFICATIONS FOR FORM 10-K

I, G. Edward Evans, Chief Executive Officer, certify that:

1.        I have reviewed this annual report on Form 10-K of TSI Telecommunication Services Inc. (the “registrant”);

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TSI Telecommunication Services Inc.
Date: March 26, 2003	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer

EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit No	Description

*3.1	Restated Certificate of Incorporation of TSI Telecommunication Services Inc.

*3.2	Bylaws of TSI Telecommunication Services Inc.

*3.7	Certificate of Formation of TSI Telecommunication Holdings, LLC.

*3.8	Limited Liability Company Agreement of TSI Telecommunication Holdings, LLC.

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

***10.37	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Linda Hermansen.

***10.38	Senior Management Agreement, dated February 14, 2003, among TSI Telecommunication Holdings, LLC, TSI Telecommunication Services, Inc. and Gilbert Mosher.

***12.1	Computation of ratio of earnings to fixed charges.

***21.1	Subsidiaries of TSI Telecommunication Services Inc.

      †   Compensatory plan or agreement.

      *   Previously filed as exhibits to the registrant’s registration statement on Form S-4 or S-4/A (Registration Statement No. 333-88168).

    **   Previously filed as exhibits to the registrant’s registration statement on Form S-1 or S-1/A (Registration Statement No. 333-99293).

 ***  Filed herewith.