Form 10-Q/A
period 2002-06-30
TSI TELECOMMUNICATION HOLDINGS LLC; TSI TELECOMMUNICATION SERVICES INC
filed 2003-04-04
CIK 1172638, 1172203

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
         2002 (unaudited), the period from January 1, 2002 to February 13, 2002
         (unaudited) and the period from February 14, 2002 to June 30, 2002
         (unaudited)
         Condensed Consolidated Statements of Cash Flows for the six months ended         5
         June 30, 2001 (unaudited), the period from January 1, 2002 to February 13,
         2002 (unaudited) and the period from February 14, 2002 to June 30, 2002
         (unaudited)
         Notes to Condensed Consolidated Financial Statements-- June 30, 2002             6
         (unaudited)

ITEM 2:  Management's Discussion and Analysis of Financial Condition and Results of       17
         Operations

ITEM 3:  Quantitative and Qualitative Disclosures about Market Risk                       25

PART II: OTHER INFORMATION

ITEM 1:  Legal Proceedings                                                                26
ITEM 2:  Changes in Securities and Use of Proceeds                                        26
ITEM 3:  Defaults Upon Senior Securities                                                  26
ITEM 4:  Submission of Matters to a Vote of Security Holders                              26
ITEM 5:  Other Information                                                                26
ITEM 6:  Exhibits and Reports on Form 8-K                                                 26

SIGNATURES                                                                                30

CERTIFICATIONS                                                                            31

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
                                                                                =========           =========

Liabilities and shareholder's/unitholders' equity
-------------------------------------------------
Current liabilities:
  Accounts payable                                                              $  10,989           $  12,346
  Accounts payable - affiliates                                                     3,923                --
  Accrued payroll and related benefits                                             15,126               8,211
  Customer advances                                                                 1,179                 669
  Deferred revenue - affiliates and other                                           3,153               2,472
  Other accrued liabilities                                                        45,186              26,906
  Current portion of Term Note B, net of discount                                    --                20,258
                                                                                ---------           ---------
Total current liabilities                                                          79,556              70,862
                                                                                ---------           ---------
Long-term liabilities:
  Pension and other employee benefit obligations                                   18,301                --
  Other liabilities                                                                   852               2,300
  Subordinated Notes, net of discount                                                --               239,863
  Term Note B, net of discount                                                       --               256,641
                                                                                ---------           ---------
Total Long-Term Liabilities                                                        19,153             498,804

Shareholder's/unitholders' equity
---------------------------------
Class A Preferred Units-an unlimited number authorized, none issued or
  or outstanding                                                                     --                  --
Class B Preferred Units-an unlimited number authorized, 252,367.50
  units issued and outstanding at June 30, 2002                                      --               252,367
Common Units-an unlimited number authorized, 89,099,099 units issued
  and outstanding at June 30, 2002                                                   --                 2,967
Common Stock, no par value; 2,000 shares authorized, issued and
  outstanding at December 31, 2001                                                      1                --
Additional paid-in capital                                                        100,903                --
Retained earnings                                                                  52,546               5,575
Accumulated other comprehensive loss                                                 (346)               --
                                                                                ---------           ---------
Total shareholder's/unitholders' equity                                           153,104             260,909
                                                                                ---------           ---------
Total liabilities and shareholder's/unitholders' equity                         $ 251,813           $ 830,575
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

                                        4

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

                                        5

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

                                        7

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

                           CONSOLIDATING BALANCE SHEET
                               As of June 30, 2002

                                              TSI                                     TSI         TSI
                                              LLC        TSI, Inc.       TSI       Networks     Finance   Eliminations  Consolidated
                                              ---        ---------       ---       --------     -------   ------------  ------------
             ASSETS
Current assets:
      Cash ...........................    $        --  $        --  $    28,180  $        --  $         9  $        --   $    28,189
      Accounts receivable, net
        of allowances ................             --           --       32,598       30,168           --           --        62,766
      Accounts
        receivable--affiliates .......             --           --        5,925          976       12,832      (19,733)           --
      Inventories ....................             --           --            4           --           --           --             4
      Prepaid and other current
        assets .......................             --           --        2,298           --           --           --         2,298
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
Total current assets .................             --           --       69,005       31,144       12,841      (19,733)       93,257
Property and equipment, net ..........             --           --       17,522       14,730           --           --        32,252
Capitalized software, net of
  accumulated amortization ...........             --           --       67,484        8,597           --           --        76,081
Deferred finance costs ...............             --           --       17,835           --           --           --        17,835
Goodwill .............................             --           --       59,740      271,402           --           --       331,142
Identifiable intangibles .............             --           --      150,713      129,295           --           --       280,008
Notes receivable--affiliates .........             --           --      256,520        1,985      400,000     (658,505)           --
Investment in subsidiary .............        260,909      258,925      610,380           --           --   (1,130,214)           --
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Assets ..............    $   260,909     $258,925  $ 1,249,199  $   457,153  $   412,841  $(1,808,452)  $   830,575
                                          ===========  ===========  ===========  ===========  ===========  ===========   ===========
  LIABILITIES AND UNITHOLDERS'
              EQUITY
Current liabilities:
      Accounts payable ...............    $        --  $        --  $    12,346  $        --  $        --  $        --   $    12,346
      Accounts
        payable-affiliates ..........              --           --           --           --           --           --            --
      Accrued payroll and
        related benefits .............             --           --        8,211           --           --           --         8,211
      Customer advances ..............             --           --          669           --           --           --           669
      Deferred
        revenue-affiliates and
        other ........................             --           --        2,472           --           --           --         2,472
      Other Accrued Liabilities ......             --           --       46,639           --           --      (19,733)       26,906
      Revolving line of credit .......             --           --           --           --           --           --            --
      Current portion of term
        note B, net of discount ......             --           --       20,258           --           --           --        20,258
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total current
            liabilities ..............             --           --       90,595           --           --      (19,733)       70,862
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
Long-term liabilities:
      Deferred taxes .................             --           --        1,190        1,110           --           --         2,300
      Payable to affiliate ...........             --           --      401,985      256,520           --     (658,505)           --
      Subordinated Notes, net
        of discount ..................             --           --      239,863           --           --           --       239,863
      Term Note B, net of
        discount-less current
        portion ......................             --           --      256,641           --           --           --       256,641
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Long-Term
            Liabilities ..............             --           --      899,679      257,630           --     (658,505)      498,804
Unitholders' equity
      Class A Preferred Units ........             --           --           --           --           --           --            --
      Class B Preferred Units ........        252,367           --           --           --           --           --       252,367
      Common Units ...................          2,967           --           --           --           --           --         2,967
      Common Stock ...................             --           99           --           --           --          (99)           --
      Preferred Stock ................             --            3           --          197           --         (200)           --
      Additional paid-in capital .....             --      253,248      253,350      198,283      400,025   (1,104,906)           --
      Retained Earnings ..............          5,575        5,575        5,575        1,043       12,816      (25,009)        5,575
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Unitholders'
            Equity ...................        260,909      258,925      258,925      199,523      412,841   (1,130,214)      260,909
                                          -----------  -----------  -----------  -----------  -----------  -----------   -----------
           Total Liabilities
            and Unitholders'
            Equity ...................    $   260,909  $   258,925  $ 1,249,199  $   457,153  $   412,841  $(1,808,452)  $   830,575
                                          ===========  ===========  ===========  ===========  ===========  ===========   ===========

                      Consolidating Statement of Operations
                    For the Three Months Ended June 30, 2002

                                                                          TSI        TSI
                                    TSI LLC      TSI Inc      TSI       Networks    Finance    Eliminations   Consolidated
                                    --------    ---------   --------    --------    -------    ------------   ------------
Revenues                            $   --      $   --      $ 64,578    $ 22,933    $   --        $   --        $ 87,511
                                    --------    --------    --------    --------    --------      --------      --------
Costs and expenses:
  Cost of operations                    --          --        28,081      12,472        --            --          40,553
  Sales and marketing                   --          --         5,005       1,082        --            --           6,087
  General and administrative            --          --         8,826       1,379          16          --          10,221
  Depreciation and amortization         --          --         7,148       2,017        --            --           9,165
                                    --------    --------    --------    --------    --------      --------      --------
                                        --          --        49,060      16,950          16          --          66,026
                                    --------    --------    --------    --------    --------      --------      --------

Operating income                        --          --        15,518       5,983         (16)         --          21,485

Other income (expense), net:
  Income from equity investment        4,021       6,623      17,825        --          --         (28,469)         --
  Interest income                       --          --         4,686          98      16,133       (20,506)          411
  Interest expense                      --          --       (31,397)     (4,373)       --          20,506       (15,264)
  Other, net                            --          --            (9)       --          --            --              (9)
                                    --------    --------    --------    --------    --------      --------      --------
                                       4,021       6,623      (8,895)     (4,275)     16,133       (28,469)      (14,862)
                                    --------    --------    --------    --------    --------      --------      --------

Income before provision for
  income taxes                         4,021       6,623       6,623       1,708      16,117       (28,469)        6,623

Provision for income taxes              --         2,602       2,602         665       5,641        (8,908)        2,602
                                    --------    --------    --------    --------    --------      --------      --------

Net income                             4,021       4,021       4,021       1,043      10,476       (19,561)        4,021

Preferred Dividends to Holders of
   Class B  Preferred Units           (6,450)    (13,831)        --       (2,565)        --         16,396        (6,450)
                                    --------    --------    --------    --------    --------      --------      --------
   Net income (loss) attributable
     to common unit holders         $ (2,429)   $ (9,810)   $  4,021    $ (1,522)   $ 10,476      $ (3,165)     $ (2,429)
                                    ========    ========    ========    ========    ========      ========      ========

                      Consolidating Statement of Operations
                 Period from February 14, 2002 to June 30, 2002

                                                                               TSI         TSI
                                      TSI LLC      TSI Inc       TSI        Networks     Finance     Eliminations   Consolidated
                                     ---------    ---------    ---------    ---------   ---------    ------------   ------------
Revenues                             $    --      $    --      $ 107,498    $  22,933   $    --       $    --        $ 130,431
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
Costs and expenses:
  Cost of operations                      --           --         46,697       12,472        --            --           59,169
  Sales and marketing                     --           --          8,140        1,082        --            --            9,222
  General and administrative              --           --         15,152        1,379          16          --           16,547
  Depreciation and amortization           --           --         11,655        2,017        --            --           13,672
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
                                          --           --         81,644       16,950          16          --           98,610
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Operating income                          --           --         25,854        5,983         (16)         --           31,821

Other income (expense), net:
  Income from equity investment          5,575        9,176       21,425         --          --         (36,176)          --
  Interest income                         --           --          4,826           98      19,733       (24,106)           551
  Interest expense                        --           --        (42,924)      (4,373)       --          24,106        (23,191)
  Other, net                              --           --             (5)        --          --            --               (5)
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
                                         5,575        9,176      (16,678)      (4,275)     19,733       (36,176)       (22,645)
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Income before provision for income
   taxes                                 5,575        9,176        9,176        1,708      19,717       (36,176)         9,176

Provision for income taxes                --          3,601        3,601          665       6,901       (11,167)         3,601
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------

Net income                               5,575        5,575        5,575        1,043      12,816       (25,009)         5,575

Preferred Dividends to Holders of
   Class B Preferred Units              (9,605)     (13,831)         --        (2,565)       --          16,396         (9,605)
                                     ---------    ---------    ---------    ---------   ---------     ---------      ---------
   Net income (loss) attributable
     to common unit holders          $  (4,030)   $  (8,256)   $   5,575    $  (1,522)  $  12,816     $  (8,613)     $  (4,030)
                                     =========    =========    =========    =========   =========     =========      =========

                      Consolidating Statement of Cash Flows
                 Period from February 14, 2002 to June 30, 2002

                                                                             TSI          TSI
                                        TSI LLC     TSI Inc      TSI       Networks     Finance    Eliminations   Consolidated
                                       ---------   ---------   ---------   ---------   ---------   ------------   ------------
Cash flows from operating activities
Net income                             $   5,575   $   5,575   $   5,575   $   1,043   $  12,816    $ (25,009)      $   5,575
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization           --          --        15,610       1,826        --           --            17,436
    Provision for uncollectible
      accounts                              --          --           323        --          --           --               323
    Deferred income tax benefit             --          --         1,190       1,110        --           --             2,300
    Income from equity investment         (5,575)     (9,176)    (21,425)       --          --         36,176            --
    Changes in current assets and
      liabilities:
       Accounts receivable                  --          --         2,726      (3,907)    (12,832)      12,832          (1,181)
       Other current assets                 --          --           824        --          --           --               824
       Accounts payable                     --          --        21,332        --          --        (19,733)          1,599
       Other current liabilities            --         3,601       8,349        --          --         (4,266)          7,684
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Net cash provided by (used in)
  operating activities                      --          --        34,504          72         (16)        --            34,560
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Cash flows from investing activities
Capital expenditures                        --          --        (2,753)        (72)       --           --            (2,825)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Net cash provided by (used in)
  investing activities                      --          --        (2,753)        (72)       --           --            (2,825)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Cash flows from financing activities
Excess cash received at purchase
  date                                      --          --         1,859        --            25         --             1,884
Retirement of short-term debt               --          --       (30,430)       --          --           --           (30,430)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
   Net cash provided by (used in)
      financing activities                  --          --       (28,571)       --            25         --           (28,546)
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------

Net increase in cash                        --          --         3,180        --             9         --             3,189
Cash at beginning of period                 --          --        25,000        --          --           --            25,000
                                       ---------   ---------   ---------   ---------   ---------    ---------       ---------
Cash at end of period                  $    --     $    --     $  28,180   $    --     $       9    $    --         $  28,189
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

         o        Technology Interoperability Services--We address technology interoperability complexities by acting as the primary point of contact for hundreds of wireless carriers for the
                  processing of roaming billing and short message service (SMS)
                  transactions across substantially all network, signaling,
                  billing and messaging standards. Our clearinghouse services have established us as the trusted third party for the
                  collection, translation and exchange of proprietary subscriber billing data and messages between carriers on a secure,
                  confidential and timely basis. Our primary services in this group are ACCESS, ACCESS S & E, UniRoam, Wholesale Rating
                  Engine, Access Revenue Management and Message Management.

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

                                   TSI TELECOMMUNICATION HOLDINGS, LLC.
                                              (Registrant)

Date: April 3, 2003                /s/ Raymond L. Lawless
                                   ----------------------------------
                                          Raymond L. Lawless
                                     Chief Financial Officer and Secretary
                                        (Principal Accounting Officer)

                                   TSI TELECOMMUNICATION HOLDINGS, LLC.
                                              (Registrant)

                                   /s/ Raymond L. Lawless
                                   ----------------------------------
                                          Raymond L. Lawless
                                     Chief Financial Officer and Secretary
                                        (Principal Accounting Officer)

CERTIFICATIONS FOR FORM 10-Q/A

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of TSI Telecommunication Holdings, LLC (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

TSI Telecommunication Holdings, LLC
Date: April 3, 2003	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-Q/A

I, Raymond L. Lawless, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of TSI Telecommunication Services Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

TSI Telecommunication Services Inc.
Date: April 3, 2003	By:	/s/ RAYMOND L. LAWLESS

Raymond L. Lawless Chief Financial Officer

CERTIFICATIONS FOR FORM 10-Q/A

I, G. Edward Evans, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of TSI Telecommunication Holdings, LLC (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

TSI Telecommunication Holdings, LLC
Date: April 3, 2003	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer

CERTIFICATIONS FOR FORM 10-Q/A

I, G. Edward Evans, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of TSI Telecommunication Services Inc. (the “registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

TSI Telecommunication Services Inc.
Date: April 3, 2003	By:	/s/ G. EDWARD EVANS

G. Edward Evans Chief Executive Officer