Form 10-Q/A
period 2002-09-30
TSI TELECOMMUNICATION HOLDINGS LLC; TSI TELECOMMUNICATION SERVICES INC
filed 2003-04-04
CIK 1172638, 1172203

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

PART I
FINANCIAL INFORMATION

ITEM 1:         Condensed Consolidated Financial Statements

TSI TELECOMMUNICATION HOLDINGS, LLC AND PREDECESSOR
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

	Predecessor December 31, 2001	Successor September 30, 2002 (unaudited)

ASSETS
Current assets:
Cash	$284	$26,382
Accounts receivable, net of allowances of $3,565 and $2,955, respectively	58,922	62,161
Accounts receivable - affiliates	19,495	—
Notes receivable - affiliates	98,912	—
Inventories	99	—
Deferred tax assets	7,122	—
Prepaid and other current assets	1,386	2,141

Total current assets	186,220	90,684

Property and equipment, net	23,656	34,605
Capitalized software, net	7,703	74,022
Deferred finance costs, net	—	16,921
Goodwill	—	331,196
Identifiable intangibles, net	—	276,212
Deferred taxes and other	34,234	—

Total assets	$251,813	$823,640

LIABILITIES AND SHAREHOLDER’S/UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,989	$10,573
Accounts payable - affiliates	3,923	—
Accrued payroll and related benefits	15,126	7,611
Customer advances	1,179	462
Deferred revenue - affiliates and other	3,153	2,603
Other accrued liabilities	45,186	20,600
Current portion of Term Note B, net of discount	—	17,864

Total current liabilities	79,556	59,713

Long-term liabilities:
Pension and other employee benefit obligations	18,301	—
Other liabilities	852	5,119
Subordinated Notes, net of discount	—	240,062
Term Note B, net of discount	—	252,782

Total long-term liabilities	19,153	497,963
Shareholder’s/unitholders’ equity:
Class A Preferred Units-an unlimited number authorized, none issued or outstanding	—	—
Class B Preferred Units-an unlimited number authorized, 252,367.50 units issued and outstanding at September 30, 2002	—	252,367
Common Units-an unlimited number authorized, 89,099,099 units issued and 88,828,829 outstanding at September 30, 2002		2,967
Common Stock, no par value; 2,000 shares authorized, issued and outstanding at December 31, 2001	1
Additional paid-in capital	100,903	—
Retained earnings	52,546	10,639
Accumulated other comprehensive loss	(346)	—
Less cost of treasury units (270,270 common units )	—	(9)

Total shareholder’s/unitholders’ equity	153,104	265,964

Total liabilities and shareholder’s/unitholders’ equity	$251,813	$823,640

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

CONSOLIDATING BALANCE SHEET
As of September 30, 2002

	TSI LLC	TSI, Inc.	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

ASSETS
Current assets:
Cash	$—	$—	$26,375	$—	$7	$—	$26,382
Accounts receivable, net of allowances	—	—	32,727	29,443	—	(9)	62,161
Accounts receivable - affiliates	—	—	8,253	3,318	1,777	(13,348)	—
Prepaid and other current assets	—	—	2,141	—	—	—	2,141

Total current assets	—	—	69,496	32,761	1,784	(13,357)	90,684

Property and equipment, net	—	—	17,299	17,306	—	—	34,605
Capitalized software, net of accumulated amortization	—	—	65,628	8,394	—	—	74,022
Deferred finance costs	—	—	16,921	—	—	—	16,921
Goodwill	—	—	59,794	271,402	—	—	331,196
Identifiable intangibles	—	—	148,587	127,625	—	—	276,212
Notes receivable-affiliates	—	—	256,520	1,985	400,000	(658,505)	—
Investment in subsidiary	265,973	263,989	600,904	—	—	(1,130,866)	—

Total assets	$265,973	$263,989	$1,235,149	$459,473	$401,784	$(1,802,728)	$823,640

LIABILITIES AND UNITHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$—	$—	$10,573	$—	$—	$—	$10,573
Accounts payable - affiliates	—	—	—	—	—	—	—
Accrued payroll and related benefits	—	—	7,611	—	—	—	7,611
Customer advances	—	—	462	—	—	—	462
Deferred revenue - affiliates and other	—	—	2,603	—	—	—	2,603
Other accrued liabilities	—	—	33,948	—	—	(13,348)	20,600
Current portion of Term Note B, net of discount	—	—	17,864	—	—	—	17,864

Total current liabilities	—	—	73,061	—	—	(13,348)	59,713

Long-term liabilities:
Deferrred taxes	—	—	3,270	1,849	—	—	5,119
Payable to affiliate	9	—	401,985	256,520	—	(658,514)	—
Subordinated Notes, net of discount	—	—	240,062	—	—	—	240,062
Term Note B, net of discount-less current portion	—	—	252,782	—	—	—	252,782

Total long-term liabilities	9	—	898,099	258,369	—	(658,514)	497,963
Unitholders’ equity:
Class A Preferred Units	—	—	—	—	—	—	—
Class B Preferred Units	252,367	—	—	—	—	—	252,367
Common Units	2,967	—	—	—	—	—	2,967
Common Stock	—	99	—	—	—	(99)	—
Preferred Stock	—	3	—	197	—	(200)	—
Additional paid-in capital	—	253,248	253,350	198,283	400,025	(1,104,906)	—
Retained earnings	10,639	10,639	10,639	2,624	1,759	(25,661)	10,639
Less cost of treasury units (270,270 common units)	(9)	—	—	—	—	—	(9)

Total unitholders’ equity	265,964	263,989	263,989	201,104	401,784	(1,130,866)	265,964

Total liabilities and unitholders’ equity	$265,973	$263,989	$1,235,149	$459,473	$401,784	$(1,802,728)	$823,640

Consolidating Statement of Operations
For the Three Months Ended September 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Revenues	$—	$—	42,294	$43,503	$—	$—	$85,797

Costs and expenses:
Cost of operations	—	—	13,486	23,696	—	—	37,182
Sales and marketing	—	—	3,062	1,830	—	—	4,892
General and administrative	—	—	5,698	1,868	2	—	7,568
Depreciation and amortization	—	—	5,259	3,968	—	—	9,227
Restructuring	—	—	1,788	1,057	—	—	2,845

	—	—	29,293	32,419	2	—	61,714

Operating income	—	—	13,001	11,084	(2)	—	24,083

Other income (expense), net
Income from equity investment	5,064	8,328	15,936	—	—	(29,328)	—
Interest income	—	—	8,696	66	13,349	(21,910)	201
Interest expense	—	—	(29,303)	(8,561)	—	21,910	(15,954)
Other, net	—	—	(2)	—	—	—	(2)

	5,064	8,328	(4,673)	(8,495)	13,349	(29,328)	(15,755)

Income before provision for income taxes	5,064	8,328	8,328	2,589	13,347	(29,328)	8,328

Provision for income taxes	—	3,264	3,264	1,008	4,671	(8,943)	3,264

Net income	5,064	5,064	5,064	1,581	8,676	(20,385)	5,064

Preferred unit dividends	(6,633)	(9,612)	—	(4,912)	—	14,524	(6,633)

Net income (loss) attributable to common unit holders	$(1,569)	$(4,548)	$5,064	$(3,331)	$8,676	$(5,861)	$(1,569)

Consolidating Statement of Operations
Period from February 14, 2002 to September 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Revenues	$—	$—	149,791	$66,437	$—	$—	$216,228

Costs and expenses:
Cost of operations	—	—	60,183	36,168	—	—	96,351
Sales and marketing	—	—	11,202	2,912	—	—	14,114
General and administrative	—	—	20,850	3,247	18	—	24,115
Depreciation and amortization	—	—	16,914	5,985	—	—	22,899
Restructuring	—	—	1,788	1,057	—	—	2,845

	—	—	110,937	49,369	18	—	160,324

Operating income	—	—	38,854	17,068	(18)	—	55,904

Other income (expense), net
Income from equity investment	10,639	17,504	37,362	—	—	(65,505)	—
Interest income	—	—	13,522	164	33,082	(46,016)	752
Interest expense	—	—	(72,227)	(12,934)	—	46,016	(39,145)
Other, net	—	—	(7)	—	—	—	(7)

	10,639	17,504	(21,350)	(12,770)	33,082	(65,505)	(38,400)

Income before provision for income taxes	10,639	17,504	17,504	4,298	33,064	(65,505)	17,504

Provision for income taxes	—	6,865	6,865	1,674	11,572	(20,111)	6,865

Net income	10,639	10,639	10,639	2,624	21,492	(45,394)	10,639

Preferred unit dividends	(16,238)	(23,443)	—	(7,478)	—	30,921	(16,238)

Net income (loss) attributable to common unit holders	$(5,599)	$(12,804)	$10,639	$(4,854)	$21,492	$(14,473)	$(5,599)

Consolidating Statement of Cash Flows
Period from February 14, 2002 to September 30, 2002

	TSI LLC	TSI Inc	TSI	TSI Networks	TSI Finance	Eliminations	Consolidated

Cash flows from operating activities
Net income	$10,639	$10,639	$10,639	$2,624	$21,492	$(45,394)	$10,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	23,780	5,386	—	—	29,166
Provision for uncollectible accounts	—	—	(97)	—	—	—	(97)
Deferred income tax benefit	—	—	3,270	1,849	—	—	5,119
Income from equity investment	(10,639)	(17,504)	(37,362)	—	—	65,505	—
Changes in current assets and liabilities:
Accounts receivable	—	—	5,369	(5,524)	(1,777)	1,777	(155)
Other current assets	—	—	986	—	—	—	986
Accounts payable	—	—	13,030	—	—	(13,349)	(319)
Other current liabilities	—	6,865	2,520	—	—	(8,539)	846

Net cash provided by operating activities	—	—	22,135	4,335	19,715	—	46,185

Cash flows from investing activities
Capital expenditures	—	—	(4,413)	(4,335)	—	—	(8,748)
Dividends received from equity investment	—	—	19,733	—	—	(19,733)	—

Net cash provided by (used in) investing activities	—	—	15,320	(4,335)	—	(19,733)	(8,748)

Cash flows from financing activities
Dividends paid	—	—	—	—	(19,733)	19,733	—
Excess cash received at purchase date	—	—	1,859	—	25	—	1,884
Retirement of long-term debt	—	—	(7,500)	—	—	—	(7,500)
Retirement of short-term debt	—	—	(30,430)	—	—	—	(30,430)
Other	—	—	(9)	—	—	—	(9)

Net cash used in financing activities	—	—	(36,080)	—	(19,708)	19,733	(36,055)

Net increase in cash	—	—	1,375	—	7	—	1,382
Cash at beginning of period	—	—	25,000	—	—	—	25,000

Cash at end of period	$—	$—	$26,375	$—	$7	$—	$26,382

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

TSI TELECOMMUNICATION HOLDINGS, LLC (Registrant)
Date: April 3, 2003	/s/ RAYMOND L. LAWLESS

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